Form 10QSB
period 2005-06-30
AMERICAN TONERSERV CORP.
filed 2005-10-03
CIK 1009479

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB


[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2005

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from ___________ to _____________


                       Commission File Number: 333-120688


                            AMERICAN TONERSERV CORP.
       ----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


          Delaware                               33-0686105
(State or Other Jurisdiction         (I.R.S. Employer Identification No.)
       of Incorporation)

                475 Aviation Blvd. Suite 100, Santa Rosa, CA 95053
                    (Address of Principal Executive Offices)

                                (800) 304-4156
               (Registrant's Telephone Number, Including Area Code)


                                     N/A
               (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On October 3, 2005 there were 7,715,264 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]







                           AMERICAN TONERSERV CORP.
                                FORM 10-QSB
                             TABLE OF CONTENTS


PART I. FINANCIAL INFORMATION

     Item 1.  Condensed Balance Sheet
              June 30, 2005 (Unaudited) ......................     3

              Condensed Statements of Operations
              and Accumulated Deficit (Unaudited)
              Three Months and Six Months Ended June 30,
              2005 and 2004 ..................................     4

              Condensed Statements of Cash Flow (Unaudited)
              Six Months Ended June 30, 2005 and 2004 ........     5

              Notes to Condensed Financial Statements
              (Unaudited) ....................................     6

     Item 2.  Management's Discussion and Analysis or Plan of
              Operation ......................................    12

     Item 3.  Controls and Procedures ........................    16

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings ..............................    17

     Item 2.  Unregistered Sales of Equity Securities
              and Use of Proceeds ............................    17

     Item 3.  Defaults Upon Senior Securities ................    17

     Item 4.  Submission of Matters to a Vote of Security
              Holders ........................................    18

     Item 5.  Other Information ..............................    18

     Item 6.  Exhibits .......................................    18

Signatures ...................................................    19

AMERICAN TONERSERV CORP.
Condensed Balance Sheet

                                                          June 30, 2005
                                                          -------------
                                                           (unaudited)
Assets

Current assets:
 Cash and cash equivalents                                $     68,309
 Accounts receivable, net                                       70,023
 Prepaid Expenses and deposits                                   9,931
                                                          ------------
     Total current assets                                 $    148,263

Property and equipment, net                                     17,690
                                                          ------------
     Total Assets                                         $    165,953
                                                          ============

Liabilities and Stockholders' Deficit

Current liabilities:
 Accounts payable and accrued expenses                    $    617,064
 Deferred revenue                                               22,722
                                                          ------------
     Total current liabilities                                 639,786

Long term liabilities:
 Convertible notes payable, related parties
  (net of unamortized discount of $16,542)                $    559,844
 Convertible notes payable (net of unamortized
  discount of $7,524)                                          217,476
 Warrant liabilities                                            35,052
                                                          ------------
     Total Long term liabilities                               812,372

Total Liabilities                                            1,452,158

Stockholders' deficit:
 Capital stock ($.001 par value; 10,00,000 shares
  authorized; and 7,715,264 shares issued and
  outstanding, respectively)                                     7,715
 Additional paid-in capital                                  9,390,623
 Accumulated deficit                                       (10,684,543)
                                                          ------------
     Total stockholders' deficit                            (1,286,205)
                                                          ------------
     Total Liabilities and Stockholders' Deficit          $    165,953
                                                          ============




The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Operations and Accumulated Deficit
(Unaudited)


                                   Three months             Six months
                                   ended June 30,         ended June 30,
                               ---------------------   ---------------------
                                 2005        2004        2005        2004
                               ---------   ---------   ---------   ---------

Revenue
 Service                       $  95,220   $ 151,075   $ 229,767   $ 584,200
 Toner                             3,520      26,073       8,123      33,433
                               ---------   ---------   ---------   ---------
Total Revenue                     98,740     177,148     237,890     617,633

Cost of goods sold:
 Service                          46,935      58,098     129,819     331,301
 Toner                             2,291      21,119       5,835      26,911
                               ---------   ---------   ---------   ---------
Total Cost of goods sold          49,226      79,217     135,654     358,212

Gross profit                      49,514      97,931     102,236     259,421

Expenses:
 Administration                   49,452      65,233     104,084     130,838
 Bad Debt                           -           -           -        172,950
 Executive                        60,305      27,510      91,948      77,294
 Information technology            3,655      33,647      53,410      67,103
 Legal and accounting             24,704      23,009      51,962      46,099
 Sales and marketing               7,011       8,411      13,809      24,103
 Service                          35,396      38,763      63,164      84,024
                               ---------   ---------   ---------   ---------
                                 180,523     196,573     378,377     602,411

Loss from operations            (131,009)    (98,642)   (276,141)   (342,990)

Other (expense):
 Interest expense                (25,213)     (1,865)    (39,662)     (6,196)
                               ---------   ---------   ---------   ---------
Net Loss                       $(156,222)  $(100,507)  $(315,803)  $(349,186)
                               =========   =========   =========   =========

Net Loss per share:
 Basic and diluted             $   (0.02)  $   (0.01)  $   (0.04)  $   (0.05)
                               =========   =========   =========   =========

Weighted average number of
 shares outstanding:
  Basic and diluted            7,715,264   7,315,264   7,715,264   7,315,264
                               =========   =========   =========   =========



The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Cash Flow
(Unaudited)

                                                   Six months ended June 30,
                                                       2005          2004
                                                   -----------   -----------
Cash flow provided by (used in)
operating activities:
 Net loss for the period                           $(315,803)    $(349,186)
 Items not involving cash:
  Depreciation                                         4,136         6,374
  Bad Debt Expense                                      -          172,950
  Amortization of note discount                        7,038          -
  Changes in non-cash operating
   working capital:
    Accounts receivable                               38,399       (27,447)
    Inventory                                             73          (733)
    Prepaid expenses and deposits                       (300)        7,715
    Accounts payable and accrued expenses            (26,200)      144,647
    Deferred revenue                                   2,851        17,978
                                                   ---------     ---------
  Cash flow (used in) operations                    (289,806)      (27,702)

Cash flow provided by financing activities:
 Proceeds on convertible note                        300,000          -
                                                   ---------     ---------
Increase (decrease) in cash and
 cash equivalents                                     10,194       (27,702)

Cash and cash equivalents,
 beginning of period                                  58,115        32,311
                                                   ---------     ---------
Cash and cash equivalents,
 end of period                                     $  68,309     $   4,609
                                                   =========     =========

Supplementary information:
 Interest paid                                     $  39,662     $   6,196
                                                   =========     =========


The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

1.   The Company

     Organization and Business Activity

     American TonerServ Corp. ("American TonerServ" or "Company) was founded as a Delaware corporation. American TonerServ is a national distributor of re-manufactured printer toner cartridges. The Company has been servicing printers and other office equipment through a preferred provider network for over nine years. Over the last few years, the Company began selling re-manufactured toner cartridges through dealers and marketing cartridges directly to businesses. There is currently no market for the Company's common stock. The Company intends to attempt to have its stock quoted on the National Association of Securities Dealer Over-the-Counter Bulletin Board (the "OTC"). The Company can provide no assurance that its common stock will ever trade on the OTC or any other market or exchange or that if it does that a trading market for the Company's shares will ever develop.

2.   Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The information contained herein with respect to the three and six month periods ended June 30, 2005 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and six month periods ended June 31, 2005 and 2004. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto recently filed by American TonerServ Corp. on Form SB-2. The results are not necessarily indicative of results to be expected for the year.

     Estimates

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Stock Based Compensation

     The Company has adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). The provisions of SFAS 123 allow companies to either expense the estimated value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Bulletin Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its employee stock option incentive plans. Under APB 25, where the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

2.   Basis of Presentation and Summary of Significant Accounting Policies
     (con't)

     If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                             Three months             Six months
                                             ended June 30,         ended June 30,
                                         ---------------------   ---------------------
                                           2005        2004        2005        2004
                                         ---------- ----------   ---------- ----------
Loss for the period as reported          $(156,222) $(100,507)   $(315,803) $(349,186)

Add: Employee stock-based
compensation expense, as reported             -          -            -          -

Deduct: Employee stock-based
compensation expense determined
under the fair value method                   -          -            -          -

Pro forma loss for the period            $(156,222) $(100,507)   $(315,803) $(349,186)
                                         =========  =========    =========  =========

Pro forma   basic and diluted
loss per share                           $   (0.02) $   (0.01)   $   (0.04) $   (0.05)
                                         =========  =========    =========  =========

     Net Loss Per Share

     Net loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share are computed similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since the impact of outstanding options and warrants is dilutive. The following securities could potentially dilute basic earnings per share in the future:

                                            June 30, 2005    June 30, 2004
                                            -------------    -------------
Options                                       1,033,933          758,933
Common Stock Warrants                           507,292          507,292


     In addition to the outstanding options and common stock warrants, the company has issued $801,386 of notes that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

2.   Basis of Presentation and Summary of Significant Accounting Policies
     (con't)

the offering of common stock. For estimation purposes, if we sell shares of common stock in a future offering at $.25 per share, 3,205,544 shares would be issuable on conversion of the notes and 4,808,331 shares would be issuable upon exercise of the warrants. The Company will increase its authorized shares prior to the conversion of the warrants to common stock.

3.   Going concern:

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. The auditors' report on the Company's audited financial statements for the year ended December 31, 2004, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements include a going concern note that provides further information with respect to this uncertainty and management's plans.

     The Company had a loss of $315,803 and used cash flows in operations of $289,806 for the six month period ended June 30, 2005 and had an accumulated deficit of $10,684,543 and a working capital deficit of $491,523 as at June 30, 2005. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2005. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company. Unless the Company can raise financing, management does not believe that the Company can continue as a going concern and believes that the Company will not be able to obtain a listing on the OTC.

     The Company has many creditors and no ability to pay. In the event that the Company's creditors are successful in enforcing any judgments they may receive against the Company, the Company could be forced into a bankruptcy proceeding. In such event the there will be substantial doubt that the Company will have the ability to carry on as a going concern.

4.   Recent Accounting Pronouncements

     In December 2004 the Financial Accounting Standards Board issued two FASB Staff Positions--FSP FAS 109-1, Application of SFAS Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

4.   Recent Accounting Pronouncements (con't)

     In March 2005, the FASB issued Staff Accounting Bulletin No. 107 ("SAB 107") which provides additional guidance to the new stock option expensing provisions under SFAS 123(R). SAB 107 acknowledges that fair value estimates cannot predict actual future events and as long as the estimates are made in good faith, they will not be subsequently questioned no matter what the actual outcome. Historical volatility should be measured on an unweighted basis over a period equal to or longer than the expected option term or contractual term, depending on the option-pricing model that is used. Implied volatility is based on the market prices of a company's traded options or other financial instruments with option-like features, and is derived by entering the market price of the traded option into a closed-form model and solving for the volatility input. SAB 107 provides additional guidance for companies when estimating an option's expected term. In general, companies are not allowed to consider additional term reduction and the option term cannot be shorter than the vesting period. Companies are permitted to use historical stock option exercise experience to estimate expected term if it represents the best estimate for future exercise patterns. SAB 107 provides that companies should enhance MD&A disclosures related to equity compensation subsequent to adoption of Statement 123(R). SAB 107 provided that companies should provide all disclosures required by Statement 123 (R) in the first 10-Q filed after adoption of the new rules.

     In May 2005, the FASB issued SFAS No.154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB Opinion No. 20 "Accounting Changes," previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005; however earlier adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date of issuance of SFAS No 154. The Company is in the process of evaluating whether the adoption of SFAS 154 will have a significant impact on the Company's overall results of operations or financial position.

5.   Long term debt:

     As of June 30, 2005, convertible notes payable are comprised of secured and unsecured notes payable. The offering consisted of the sale of units at a price of $5,000 per unit, with each unit consisting of a 10% Convertible Note in the principal amount of $4,999 and a warrant to purchase shares of the company's common stock. $125,000 of Convertible Notes Payable were issued during the period ending June 30, 2005, bringing the net total Convertible Notes Payable to $777,320 as of June 30, 2005. All of the funds raised were from related parties. Interest is payable monthly. The notes may be converted, at the option of the holder, into shares of Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") that raises a minimum of $1 million. The conversion price shall be the same per share price as the PIPE offering. At this time the company expects the stock price of the PIPE to be the same as the trading price of the company's common

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

5.   Long term debt (con't)

stock. Each unit includes a warrant to purchase shares of the company's Common Stock. The number of shares that may be purchased pursuant to each warrant will equal 150% of the number of shares a holder would receive if he or she converted their notes into shares of Common Stock. The warrants will become exercisable upon a closing of a PIPE offering in which gross proceeds of at least $1 million has been received, and will be exercisable for a period of twelve months thereafter.

     The proceeds of the $125,000 debt issuance were allocated first to warrants based on their full fair value. The Black Scholes option pricing method was used to value the warrants. A $.25 per share value was attached to the warrants, no volatility and a risk free interest rate of 3% based on the one year life of the warrants. Based on these factors the contingent beneficial conversion feature was valued at $5,502.

     Short-term and long-term debt at the dates indicated consisted of the following:

                                                               June 30,
                                                                 2005       Related
                                                              (unaudited)   Parties       Other
                                                              -----------   --------     --------
Convertible Debentures July 2004: Interest only convertible
notes at ten percent (10%) per annum with principal and
unpaid interest due in July 2006.                               $201,386    $201,386     $   -

Secured Convertible Debentures October 2004: Interest only
convertible notes at ten percent (10%) per annum with
principal and unpaid interest due in October 2006.
Secured by all of the assets of the Company.                     300,000     150,000      150,000

Convertible Debentures March 2005: Interest only
convertible notes at ten percent (10%) per annum with
principal and unpaid interest due in July 2006.                  175,000     100,000       75,000

Convertible Debentures May 2005: Interest only convertible
notes at ten percent (10%) per annum with principal and
unpaid interest due in July 2006.                                125,000     125,000         -
                                                                --------    --------     --------
Less current portion                                                -           -            -
                                                                --------    --------     --------
Long term portion                                               $801,386    $576,386     $225,000
Less unamortized discount                                        (24,066)    (16,542)      (7,524)
                                                                --------    --------     --------
Net long term debt                                              $777,320    $559,844     $217,426
                                                                ========    ========     ========

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

6.   Warrant liabilities:

     In conjunction with raising capital through the sale of convertible notes, the company has issued various warrants. All issued and outstanding warrants allow the holder to purchase shares of our common stock in an amount equal to 150% of the number of shares that may be issued to the holder if such holder were to convert their convertible notes. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. During the six months ended June 30, 2005, the company issued $300,000 of convertible notes. The proceeds of the debt issuance were allocated first to warrants based on their full fair value. The Black Scholes option pricing method was used to value the warrants. A $.25 per share value was attached to the warrants, no volatility and a risk free interest rate of 3% based on the one year life of the warrants. Total warrant liabilities as of June 30, 2005 was $35,052.

7.   Common Stock Warrants

     Common stock warrants for 507,292 of shares were previously issued in 1998 and 1999 in connection with debt agreements; these warrants expire between the years 2007 through 2008. The weighted average exercise price per share at June 30, 2005, was $1.05

8.   Contingencies and Commitments:

     The Company, in the ordinary course of business, has various matters in litigation, none of which are deemed to have a material impact on operations.

9.   Subsequent Events:

     On August 12, 2005, the Securities and Exchange Commission issued an order declaring the Company's Registration Statement on Form SB-2 effective pursuant to Section 8(a) of the Securities Act of 1933, as amended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue as a going concern.

The Registrant cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Registrant's management as well as on assumptions made by and information currently available to the Registrant at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Additional risks and uncertainties that may affect forward-looking statements about the Registrant's business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors set forth under "Risk Factors" in its Registration Statement on Form SB-2, which could have an immediate and material adverse effect. The Registrant disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2004 and the related notes, contained in the Company's Registration Statement on Form SB-2 and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Three Months and Six Months Ended June 30, 2005 and 2004

Revenue. Revenue for the three months ended June 30, 2005 ("Q2 2005") was $98,740 as compared to $177,148 for the three month period ended June 30, 2004 ("Q2 2004"). Revenue for the six month period ended June 30, 2005 ("YTD 2005") was $237,890 compared to $617,633 for the six month period ended June 30, 2004 ("YTD 2004"). The decrease in revenue in Q2 2005 was primarily due to the loss of service contracts on out of warranty customer equipment as customer's replaced used equipment with new equipment with factory warrantees. In addition the Company experienced a reduction in the renewal of service contract business due to customer cost cutting measures. Revenues from the sale of toner cartridges decreased by $25,310 for YTD 2005 as compared to YTD 2004. During its fiscal year ended December 31, 2004, American TonerServ employed a full-time salesperson and a part-time consultant to solicit toner sales. During YTD 2005, we eliminated the direct sales position and scaled back the Company's toner sales effort. The Company does not anticipate that it will generate any significant new revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q2 2005 decreased to $49,514 from $97,931 in Q2 2004. Gross profit YTD 2005 was $102,236 as compared to $259,421 in YTD 2004. The gross profit margin in Q2 2005 was 50% compared to a gross profit margin for Q2 2004 of 55%. The gross profit margin YTD 2005 was 43% compared to a gross profit margin in YTD 2004 of 42%. The Company has been able to maintain its gross margins on lower revenues due to the variable cost of its service provider network and renegotiated pricing on its toner cartridges.

Administration. Administration expenses for Q2 2005 decreased to $49,452 from $65,233 in Q2 2004. This was primarily due to the decrease in liability insurance, telephone expenses, rents and other costs due to a reduction in business during the period. Administration expenses in YTD 2005 decreased to $104,084 from $130,838 in YTD 2004.

Bad Debt. The Company did not incur any bad debt expense in YTD 2005. Bad debt expense of $172,950 incurred in YTD 2004 was associated with a non-recurring write down of a receivable associated with a single national service contract.

Executive. Executive expenses in Q2 2005 increased to $60,305 from $27,510 in Q2 2004. This increase was primarily due expenditures for professional fees related to the preparation and filing of the Company's recent registration statement on Form SB-2. Executive expenses in YTD 2005 increased to $91,948 from $77,294 in YTD 2004. The increase was the result of an increase in professional services offset by a decrease in staffing. Executive management fees include the consulting compensation expense of the Company's CEO.

Information Technology. Information technology expenses for Q2 2005 decreased to $3,655 from $33,647 in Q2 2004. The decrease was primarily due to a reduction in staff. Information technology expenses in YTD 2005 decreased to $53,410 from $67,103 in YTD 2004. This decrease was the result of a reduction in staffing and operational expenses.

Legal and Accounting. Legal and accounting expenses in Q2 2005 increased to $24,704 from $23,009 in Q2 2004. Legal and accounting expenses in YTD 2005 increased to $51,962 from $46,099 in YTD 2004. Legal and accounting fees during YTD 2005 were primarily related to the preparation and filing of the Company's recent registration statement on Form SB-2.

Sales and Marketing. Sales and marketing expenses in Q2 2005 decreased to $7,011 from $8,411 in Q2 2004. Sales and marketing expenses in YTD 2005 decreased to $13,809 from $24,103 in YTD 2004. The YTD decrease was primarily due a reduction in staff.

Service. Service expenses in Q2 2005 decreased to $35,396 from $38,763 in Q2 2004. The Service expenses for YTD 2005 decreased to $63,164 from $84,024 in YTD 2004. This YTD decrease was primarily due the lower costs necessary to support the reduced business volume.

Net Loss. Net loss was $156,222 in Q2 2005 up from a loss of $100,507 in Q2 2004. The increase in the net loss was attributable to a decrease in revenue without a compensating decrease in expenses and an increase of approximately $23,000 in interest expenses relating to convertible notes payable. Net loss was $315,803 in YTD 2005 compared to a net loss of $349,186 in YTD 2004. The decrease in the net loss was due to primarily due to the write down of bad debt in the amount of $172,950 in YTD 2004 offset by a decrease in revenues in YTD 2005.

The Company believes that it will continue to have net losses for the foreseeable future.

Income (Loss) per Share. Net loss per share in Q2 2005 was $(0.02)compared to a loss of $(0.01) in Q2 2004 and was a loss of $(0.04) YTD 2005 down from a loss of $(0.05) YTD 2004.

Liquidity and Capital Resources.

At June 30, 2005, the Company had a working capital deficit of 491,523 including cash and equivalent balances of $68,309 down from a working capital deficit balance of $486,894 at December 31, 2004 including cash and equivalent balances of $58,115. The change in working capital, and cash and equivalent balances, was primarily affected by the Company's operating losses offset by the financing from the convertible notes.

Accounts receivable was down from $108,422 at December 31, 2004 to $70,023 at June 30, 2005. This was due to a decrease in business.

Accounts payable and accrued expenses, which consists primarily of amounts due to third party service providers, decreased from $643,264 at December 31, 2004 to $617,064 at June 30, 2005.

During the period from July 2004 through May 2005, the Company raised $801,836 in gross proceeds from private offerings of units consisting of a convertible note and warrants. The notes bear interest at the simple rate of ten percent (10%) per year payable monthly. The notes are due and payable in full two years from the date of issuance. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal 150% of the number of shares a holder would receive if the holder converted their notes into shares of the Company's common stock. The notes may be converted, at the option of the holder, into shares of our Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") undertaken by the Company that raises a minimum of $1.0 million. The conversion price shall be the same per share price as the PIPE offering. The warrants will become exercisable upon a closing of a PIPE offering in which gross proceeds of at least $1 million has been received, and will be exercisable for a period of twelve months thereafter.

The Company has entered into no derivative financial instrument arrangements to June 30, 2005.

The Company did not receive any funds through the issuance of capital stock through June 30, 2005.

The Company currently has no external sources of liquidity.

During Q2 2005 the Company used $289,806 in cash from operations. The cash flows were used primarily due to finance the Company's continued losses from operations and ongoing costs incurred to position the Company as a public entity. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable.

Business Outlook, Risks and Uncertainties

Economic Uncertainties.

Current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for fiscal year 2005 and its ability to continue as a going concern.

Sufficiency of Working Capital.

As of June 30, 2005, the Company had net working capital deficit of $491,523. The Company has inadequate financial resources to sustain its business activities or to obtain a listing on the OTC. The Company has no ability to generate positive cash flows from operations.

The Company estimates that it will need to raise approximately $1,500,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

The consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

Auditors Report.

The auditors' report on the Company's audited financial statements for the year ended December 31, 2004, includes an additional explanatory paragraph that states that due to recurring losses from operations and cash flows used in operating activities, substantial doubt exists about the Company's ability to continue as a going concern. The audited financial statements include a future operations and going concern note that provides further information with respect to this uncertainty and management's plans.

Long Term Debt.

The Company currently has $801,386 in long-term debt obligations. The Company has inadequate financial resources to meet the repayment terms of its long term debt. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. To the extent that the Company has or continues to issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

Other Matters

The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company experiences substantial growth in the future, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

Off Balance Sheet Arrangements.

The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 3. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b)  Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Units Consisting of Convertible Notes and Warrants.

During the period from July 2004 through May 2005, the Company raised $801,836 in gross proceeds from private offerings of units consisting of a convertible note and warrants. The notes bear interest at the simple rate of ten percent (10%) per year payable monthly. The notes are due and payable in full two years from the date of issuance. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal 150% of the number of shares a holder would receive if the holder converted their notes into shares of the Company's common stock. The notes may be converted, at the option of the holder, into shares of our Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") undertaken by the Company that raises a minimum of $1.0 million. The conversion price shall be the same per share price as the PIPE offering. The warrants will become exercisable upon a closing of a PIPE offering in which gross proceeds of at least $1 million has been received, and will be exercisable for a period of twelve months thereafter.

During the three month period ended June 30, 2005, the Company raised $125,000 from the sale of units consisting of convertible notes and warrants under similar terms as to those units previously issued by the Company and reported elsewhere on this Form 10-QSB. Warrants of approximately $175,000 were issued with the convertible notes.

The Company has agreed to pay Spencer Edwards, Inc., a registered broker dealer, a commission equal to 10% of the amount raised in the private offerings.

In connection with these offerings the Company relied on the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who were already shareholders of the Company as well as persons with whom Directors of the company had a prior business relationship. All of these investors were "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed a subscription agreement and investment letter representing that they were acquiring the securities for investment purposes only. A restrictive legend was placed on the securities issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

   31.1       Certification of CEO pursuant to Rule 13a-14(a) or Rule
              15d-14(a).

   31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).


   32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


   32.2       Certification of Principal Financial Officer pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN TONERSERV CORP.



Date: October 3, 2005              By: /s/ Bryan Klingler
                                       Bryan Klingler
                                       President and Chief Executive Officer


                                   By: /s/ Frank Sanchez
                                       Frank Sanchez, Chief Operating
                                       Officer, Principal Financial
                                       Officer and Principal Accounting
                                       Officer