Form 10QSB
period 2005-09-30
AMERICAN TONERSERV CORP.
filed 2005-11-21
CIK 1009479

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                 FORM 10-QSB

[ X ] Quarterly report pursuant section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the quarterly period ended September 30, 2005

[   ] Transition report pursuant section 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from ___________ to ____________

                       Commission File Number: 333-120688

                             AMERICAN TONERSERV CORP.
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

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 7, 2005 there were 7,715,264 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ]  No [X]



                             AMERICAN TONERSERV CORP.

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheet - September 30, 2005 (Unaudited) ..   3

          Condensed Statements of Operations and Accumulated
          Deficit (Unaudited) Three Months and Nine Months Ended
          September 30, 2005 and 2004 ...............................   4

          Condensed Statements of Cash Flow (Unaudited)
          Nine Months Ended September 30, 2005 and 2004 .............   5

          Notes to Condensed Financial Statements (Unaudited) .......   6

Item 2.   Management's Discussion and Analysis or Plan of
          Operation .................................................  13

Item 3.   Controls and Procedures ...................................  18

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .........................................  18

Item 2.   Unregistered Sales of Equity Securities and Use
          of Proceeds ...............................................  18

Item 3.   Defaults Upon Senior Securities ...........................  18

Item 4.   Submission of Matters to a Vote of Security Holders .......  18

Item 5.   Other Information .........................................  18

Item 6.   Exhibits ..................................................  19

Signatures ..........................................................  19

AMERICAN TONERSERV CORP.
Condensed Balance Sheet
----------------------------------------------------------------------------
                                                            September 30,
                                                                2005
                                                            --------------
                                                             (unaudited)
Assets

Current assets:
  Cash and cash equivalents                                  $      7,851
  Accounts receivable, net                                         68,543
  Prepaid Expenses and deposits                                    10,100
                                                             ------------
     Total current assets                                    $     86,494

Equipment and leasehold improvements                               15,621
                                                             ------------
     Total Assets                                            $    102,115
                                                             ============

Liabilities and Stockholders' Deficit

Current liabilities:
  Accounts payable and accrued expenses                      $    651,942
  Deferred revenue                                                 31,231
                                                             ------------
     Total current liabilities                                    683,173

Long term liabilities:
  Convertible notes payable, related parties
   (net of unamortized discount of $13,507)                  $    562,789
  Convertible notes payable (net of unamortized
   discount of $6,328)                                            218,672
  Warrant liabilities                                              35,052
                                                             ------------
     Total Long term liabilities                                  816,603
                                                             ------------
Total Liabilities                                               1,499,776
                                                             ------------
Stockholders' deficit:
  Capital stock ($.001 par value; 10,00,000 shares
   authorized; and 7,715,264 shares issued and
   outstanding, respectively)                                       7,715
  Additional paid-in capital                                    9,390,623
  Accumulated deficit                                         (10,795,999)
                                                             ------------
     Total stockholder' deficit                                (1,397,661)
                                                             ------------
     Total Liabilities and Stockholders' Deficit             $    102,115
                                                             ============

The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Operations and Accumulated Deficit
(Unaudited)
----------------------------------------------------------------------------


                                           Three months ended      Nine months ended
                                              September 30,           September 30,
                                          2005         2004         2005         2004
                                       ---------    ---------    ---------    ---------
Revenue
 Service                               $ 119,590    $ 251,497    $ 349,357    $ 835,697
 Toner                                     2,855       10,054       10,978       43,487
                                       ---------    ---------    ---------    ---------
Total Revenue                            122,445      261,551      360,335      879,184

Cost of goods sold:
 Service                                  85,385      125,119      215,204      456,420
 Toner                                     1,987        7,668        7,822       34,579
                                       ---------    ---------    ---------    ---------
Total Cost of goods sold                  87,372      132,787      223,026      490,999

Gross profit                              35,073      128,764      137,309      388,185

Expenses:
 Administration                           48,271       58,083      152,355      188,921
 Bad Debt                                    741          -            741      172,950
 Executive                                17,025       66,711      108,973      144,005
 Information technology                    8,592       31,871       62,002       98,974
 Legal and accounting                     23,646       30,300       75,608       76,399
 Sales and marketing                       4,556        9,232       18,365       33,335
 Service                                  19,530       35,771       82,694      119,795
                                       ---------    ---------    ---------    ---------
Loss from operations                     (87,288)    (103,204)    (363,429)    (446,194)

Other (expense):
 Interest expense                        (24,168)      (4,619)     (63,830)     (10,815)
                                       ---------    ---------    ---------    ---------

Net Loss                               $(111,456)   $(107,823)   $(427,259)   $(457,009)
                                       =========    =========    =========    =========
Net Loss per share:
 Basic and diluted                     $   (0.01)   $   (0.01)   $   (0.06)   $   (0.06)
                                       =========    =========    =========    =========
Weighted average number of shares
 outstanding:
  Basic and diluted                    7,715,264    7,315,264    7,715,264    7,315,264
                                       =========    =========    =========    =========



See accompanying notes to consolidated financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Cash Flow
(Unaudited)
---------------------------------------------------------------------------

                                                    Nine months ended
                                                      September 30,
                                                   2005           2004
                                                ----------     ----------
Cash flow provided by (used in)
operating activities:
 Net loss for the period                        $(427,259)     $(457,009)
 Items not involving cash:
  Depreciation                                      6,204          8,442
  Bad Debt Expense                                    741        172,950
  Amortization of note discount                    11,269            525
 Changes in non-cash operating working capital:
  Accounts receivable                              39,138         58,781
  Inventory                                            73           (782)
  Prepaid expenses and deposits                      (469)         7,245
  Accounts payable and accrued expenses             8,679        121,375
  Deferred revenue                                 11,360        (74,325)
                                                ---------      ---------
Cash flow (used in) operations                   (350,264)      (162,798)

Cash flow provided by financing activities:
 Proceeds on convertible note                     300,000        145,000
                                                ---------      ---------

Increase (decrease) in cash and cash
 equivalents                                      (50,264)       (17,798)

Cash and cash equivalents, beginning of period     58,115         32,311
                                                ---------      ---------
Cash and cash equivalents, end of period        $   7,851      $  14,513
                                                =========      =========

Supplementary information:
 Interest paid                                  $  39,662      $   1,823
                                                =========      =========



See accompanying notes to consolidated financial statements.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

1.   The Company

     Organization and Business Activity

     American TonerServ Corp. ("American TonerServ" or "Company") was founded as a Delaware corporation. American TonerServ is a national distributor of re manufactured printer toner cartridges. The Company has been servicing printers and other office equipment through a preferred provider network for over nine years. Over the last few years, the Company began selling re manufactured toner cartridges through dealers and marketing cartridges directly to businesses. There is currently no market for the Company's common stock. The Company intends to attempt to have its stock quoted on the National Association of Securities Dealer's Over-the-Counter Bulletin Board (the "OTC Bulletin Board"). The Company can provide no assurance that its common stock will ever trade on the OTC or any other market or exchange or that if it does that a trading market for the Company's shares will ever develop.

2.   Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information

     The information contained herein with respect to the three and nine month periods ended September 30, 2005 has been reviewed by the independent auditors and was prepared in conformity with generally accepted accounting principles for interim financial information and instructions for Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, the condensed consolidated financial statements do not include information and footnotes required by generally accepted accounting principles. Included are the adjustments, which, in the opinion of management, are necessary for a fair presentation of the financial information for the three and nine month periods ended September 31, 2005 and 2004. It is suggested that these financial statements be read in conjunction with the December 31, 2004 audited financial statements and the accompanying notes thereto recently filed by American TonerServ Corp. on Form SB-2. The results are not necessarily indicative of results to be expected for the year.

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

     If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income per share including pro forma results would have been the amounts indicated below:

                                   Three months ended    Nine months ended
                                      September 30,        September 30,
                                  --------------------  --------------------
                                    2005        2004       2005      2004
                                  ---------  ---------  ---------  ---------

Loss for the period as reported   $(111,456) $(107,823) $(427,259) $(457,009)

Add: Employee stock-based
compensation expense, as
reported                               -          -          -          -

Deduct: Employee stock-based
compensation expense determined
under the fair value method            -          -          -          -

Pro forma loss for the period     $(111,456) $(107,823) $(427,259) $(457,009)
                                  ---------  ---------  ---------  ---------
Pro forma - basic and diluted
loss per share                    $   (0.01) $   (0.01) $   (0.06) $   (0.06)
                                  ---------  ---------  ---------  ---------

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

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies
(con't)

                                         September 30,   September 30,
                                             2005            2004
                                         -------------   -------------

     Options                               1,033,933       1,033,933
     Common Stock Warrants                   507,292         507,292

     In addition to the outstanding options and common stock warrants, the Company has issued $801,386 of notes as of September 30, 2005 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. For estimation purposes, if we sell shares of common stock in a future offering at $.25 per share, 3,205,544 shares would be issuable on conversion of the notes and 4,808,331 shares would be issuable upon exercise of the warrants. As of September 30, 2004, the Company had issued $196,386 which would result in 1,178,316 of warrants using the same assumptions and conversion estimates as previously described.

3.   Going concern

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

     The Company had a loss of $427,259 and used cash flows in operations of $350,264 for the nine month period ended September 30, 2005 and had an accumulated deficit of $10,795,999 and a working capital deficit of $596,679 as at September 30, 2005. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due. The Company believes that its working capital will not be sufficient to fund its cash requirements through the year ended December 31, 2005. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company. Unless the Company can raise financing, management does not believe that the Company can continue as a going concern and believes that the Company may not be able to obtain a listing on the OTC Bulletin Board.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

3.   Going concern (con't)

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

     In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the financial position, results of operations or cash flows.

5.   Long-term debt:

     As of September 30, 2005, convertible notes payable are comprised of secured and unsecured notes payable. The offering consisted of the sale of units at a price of $5,000 per unit, with each unit consisting of a 10% Convertible Note in the principal amount of $4,999 and a warrant to purchase shares of the Company's common stock. There were no Convertible Notes Payable issued during the three months ending September 30, 2005, bringing the net total Convertible Notes Payable to $781,551 as of September 30, 2005. Interest is payable monthly. The notes may be converted, at the option of the holder, into shares of Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") that raises a minimum of $1 million. The conversion price shall be the same per share price as the PIPE offering. At this time the Company expects the stock price of the PIPE to be the same as the trading price of the Company's common stock. Each unit includes a warrant to purchase shares of the Company's Common Stock. The number of shares that may be purchased pursuant to each warrant will equal 150% of the number of shares a holder would receive if he or she converted their notes into shares of Common Stock. The warrants will become exercisable upon a closing of a PIPE offering in which gross proceeds of at least $1 million has been received, and will be exercisable for a period of twelve months thereafter.

     The Black Scholes option pricing method was used to value the warrants. A $.25 per share value was attached to the warrants, no volatility and a risk free interest rate of 3% based on the one year life of the warrants.

     Short-term and long-term debt at the dates indicated consisted of the following:

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

5.  Long-term debt (con't)

                                           September 30,
                                               2005       Related
                                            (unaudited)   Parties   Other
                                           -------------  -------  --------

Convertible Debentures July 2004: Interest
only convertible notes at ten percent (10%)
per annum with principal and unpaid
interest due in July 2006.                   $201,386    $201,386  $   -

Secured Convertible Debentures October
2004: Interest only convertible notes
at ten percent (10%) per annum with
principal and unpaid interest due in
October 2006.  Secured by all of the
assets of the Company.                        300,000     150,000   150,000

Convertible Debentures March 2005:
Interest only convertible notes at
ten percent (10%) per annum with principal
and unpaid interest due in July 2006.         175,000     100,000    75,000

Convertible Debentures May 2005: Interest
only convertible notes at ten percent
(10%) per annum with principal and unpaid
interest due in July 2006.                    125,000     125,000      -
                                             --------    --------  --------
Less current portion                             -            -        -
                                             --------    --------  --------
Long term portion                            $801,386     576,386   225,000
Less unamortized discount                     (19,835)    (13,507)   (6,328)
                                             --------    --------  --------
Net long term debt                           $781,551    $562,879  $218,672
                                             ========    ========  ========

6.   Warrant liabilities

     In conjunction with raising capital through the sale of convertible notes, the Company has issued various warrants. All issued and outstanding warrants allow the holder to purchase shares of our common stock in an amount equal to 150% of the number of shares that may be issued to the holder if such holder were to convert their convertible notes. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. During the nine months ended September 30, 2005, the Company issued $300,000 of convertible notes. The proceeds of the debt issuance were allocated first to

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

6.  Warrant liabilities (con't)

warrants based on their full fair value. The Black Scholes option pricing method was used to value the warrants. A $.25 per share value was attached to the warrants, no volatility and a risk free interest rate of 3% based on the one year life of the warrants. Total warrant liabilities as of September 30, 2005 was $35,052.

7.   Common Stock Warrants

     Common stock warrants for 507,292 of shares were previously issued in 1998 and 1999 in connection with debt agreements; these warrants expire between the years 2007 through 2008. The weighted average exercise price per share at September 30, 2005, was $1.05

8.   Contingencies and Commitments

     The Company, in the ordinary course of business, has various matters in litigation, none of which are deemed to have a material impact on operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects," or "does not expect," "is expected," "anticipates" or "does not anticipate," "plans," "estimates" or "intends," or stating that certain actions, events or results "may," could," "might," or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, the ability of the Registrant to continue as a going concern.

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

Three Months and Nine Months Ended September 30, 2005 and 2004.

Revenue. Revenue for the three months ended September 30, 2005 ("Q3 2005") was $122,445 as compared to $261,551 for the three month period ended September 30, 2004 ("Q3 2004"). Revenue for the nine month period ended September 30, 2005 ("YTD 2005") was $360,335 compared to $879,184 for the nine month period ended September 30, 2004 ("YTD 2004"). The decrease in revenue in Q3 2005 was primarily due to the loss of service contracts on out of warranty customer equipment as customer's replaced used equipment with new equipment with factory warrantees. In addition the Company experienced a reduction in the renewal of service contract business due to customer cost cutting measures. Revenues from the sale of toner cartridges decreased by $32,509 for YTD 2005 as compared to YTD 2004. During its fiscal year ended December 31, 2004, American TonerServ employed a full-time salesperson and a part-time consultant to solicit toner sales. During YTD 2005, we eliminated the direct sales position and scaled back the Company's toner sales effort. The Company does not anticipate that it will generate any significant new revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q3 2005 decreased to $35,073 from $128,764 in Q3 2004. Gross profit YTD 2005 was $137,309 as compared to $388,185 in YTD 2004. The gross profit margin in Q3 2005 was 29% compared to a gross profit margin for Q3 2004 of 49%. The gross profit margin YTD 2005 was 38% compared to a gross profit margin in YTD 2004 of 44%. The Company has recently experienced a lower gross profit trend as certain higher margin service contracts have been cancelled.

Administration. Administration expenses for Q3 2005 decreased to $48,271 from $58,083 in Q3 2004. This was primarily due to the decrease in liability insurance, telephone expenses, rents and other costs due to a reduction in business during the period. Administration expenses in YTD 2005 decreased to $152,355 from $188,921 in YTD 2004.

Bad Debt. The Company incurred a bad debt expense of $741 in Q3 2005. Bad debt expense of $172,950 incurred in YTD 2004 was associated with a non-recurring write down of a receivable associated with a single national service contract.

Executive. Executive expenses in Q3 2005 decreased to $17,025 from $66,711 in Q3 2004. This decrease was primarily due to less expenditures for professional fees related to the preparation and filing of the Company's recent registration statement on Form SB-2. Executive expenses in YTD 2005 decreased to $108,973 from $144,005 in YTD 2004. The decrease was the result of less professional services and a decrease in staffing. Executive management fees include the consulting compensation expense of the Company's CEO.

Information Technology. Information technology expenses for Q3 2005 decreased to $8,592 from $31,871 in Q3 2004. The decrease was primarily due to a reduction in staff. Information technology expenses in YTD 2005 decreased to $62,002 from $98,974 in YTD 2004. This decrease was the result of a reduction in staffing and operational expenses.

Legal and Accounting. Legal and accounting expenses in Q3 2005 decreased to $23,646 from $30,300 in Q3 2004. Legal and accounting expenses in YTD 2005 decreased to $75,608 from $76,399 in YTD 2004. Legal and accounting fees during YTD 2005 were primarily related to the preparation and filing of the Company's recent registration statement on Form SB-2.

Sales and Marketing. Sales and marketing expenses in Q3 2005 decreased to $4,556 from $9,232 in Q3 2004. Sales and marketing expenses in YTD 2005 decreased to $18,365 from $33,335 in YTD 2004. The YTD decrease was primarily due a reduction in staff.

Service. Service expenses in Q3 2005 decreased to $19,530 from $35,771 in Q2 2004. The Service expenses for YTD 2005 decreased to $82,694 from $119,795 in YTD 2004. This YTD decrease was primarily due the lower costs necessary to support the reduced business volume.

Net Loss. Net loss was $111,456 in Q3 2005 up from a loss of $107,823 in Q3 2004. The increase in the net loss was attributable to a decrease in revenue, a reduction in the gross profit margins and an increase of approximately $20,000 in interest expenses relating to convertible notes payable. Net loss was $427,259 in YTD 2005 compared to a net loss of $457,009 in YTD 2004. The decrease in the net loss was due to primarily due to the write down of bad debt in the amount of $172,950 in YTD 2004 offset by a decrease in revenues, gross margins and operating expenses in YTD 2005.

The Company believes that it will continue to have net losses for the foreseeable future.

Income (Loss) per Share. Net loss per share in Q3 2005 was $(0.01) compared to a loss of $(0.01) in Q3 2004 and was a loss of $(0.06) YTD 2005 down from a loss of $(0.06) YTD 2004.

Liquidity and Capital Resources.

At September 30, 2005, the Company had a working capital deficit of $596,679 including cash and equivalent balances of $7,851 down from a working capital deficit of $486,894 at December 31, 2004 including cash and equivalent balances of $58,115. The change in working capital, and cash and equivalent balances, was primarily affected by the Company's operating losses offset by the financing from the convertible notes.

Accounts receivable was down from $108,422 at December 31, 2004 to $68,543 at September 30, 2005. This was due to a decrease in business.

Accounts payable and accrued expenses, which consists primarily of amounts due to third party service providers, decreased from $643,264 at December 31, 2004 to $651,942 at September 30, 2005.

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

The Company has entered into no derivative financial instrument arrangements for the nine months ended September 30, 2005.

The Company did not receive any funds through the issuance of capital stock for the nine months ended September 30, 2005.

The Company currently has no external sources of liquidity.

During Q3 2005 the Company used $87,288 in cash from operations. The cash flows were used primarily due to finance the Company's continued losses from operations and ongoing costs incurred to position the Company as a public entity. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable.

Subsequent Events.

On October 7, 2005 Mr. Frank Sanchez resigned as the Chief Operating Officer and Principal Financial Officer. On October 26, 2005 Mr. Bryan Klingler resigned as the President/CEO and Board member. On November 14, 2005 Daniel
J. Brinker was appointed interim President, Chief Executive Officer and Principal Financial and Accounting Officer of the Company.

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

Sufficiency of Working Capital.

As of September 30, 2005, the Company had net working capital deficit of $596,679. The Company has inadequate financial resources to sustain its business activities or to obtain a listing on the OTC. The Company has no ability to generate positive cash flows from operations.

The Company estimates that it will need to raise approximately $1,000,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

Other Matters.

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

                         Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS.

     The Company has three separate suits that have been filed against it for unpaid claims. The total of the three claims is $15,135.15. The Company has not responded to these claims yet.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the three months ended September 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.   Description

     31.1 Certification of Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

     32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350. Filed herewith electronically



                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN TONERSERV CORP.



Date:  November 21, 2005          By:/s/ Daniel J. Brinker
                                     Daniel J. Brinker
                                     Chief Executive Officer and
                                     Principal Financial and
                                     Accounting Officer