Form 10KSB
period 2005-12-31
AMERICAN TONERSERV CORP.
filed 2006-04-17
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  December 31, 2005

       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from: _____ to ____

                        Commission File No. 333-120688

                             AMERICAN TONERSERV CORP.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

            Delaware                                       33-0686105
-------------------------------                    -----------------------
(State or Other Jurisdiction of                    (I.R.S. Employer Identi-
Incorporation or Organization)                         fication No.)


             475 Aviation Blvd. Suite 100, Santa Rosa, Ca 95043
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                  Issuer's Telephone Number:  (702) 798-7777

Securities Registered Pursuant to Section 12(b) of the Act:  None.

Securities Registered Pursuant to Section 12(g) of the Act:  None.

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [ ]   No [X]

State issuer's revenues for its most recent fiscal year:  $440,406.

As of April 12, 2006, 77,188 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates could not be determined because there is currently no established market.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]



                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     We were founded as a Delaware corporation in 1995 and are headquartered in Santa Rosa, California. We were originally incorporated under the name "Manage Maintenance Systems, Inc." and on November 13, 1995 we amended our Certificate of Incorporation to change our name to "Q MATRIX, Inc." On January 3, 2005, we amended our certificate of incorporation to change our name to "American TonerServ Corp."

     After our incorporation in 1995 we merged with Critical Systems Management, Inc. (CSMI) in December 1995. CSMI was in the business of repairing and maintaining office equipment. After the merger, we commenced operating in the office equipment and repair business in Phoenix, Arizona. We began by offering agreements to small and mid sized businesses to provide service for their office equipment for specific periods of time.

     On March 16, 2006, we effected a one for one hundred (1 for 100) reverse split of the outstanding shares of our common stock. Except where otherwise stated, all of the share amounts have been restated to give retroactive effect to the reverse split.

     We are a nationwide "Single Source Provider" of service and maintenance for office equipment. By using American TonerServ for maintenance and repair, business customers are covered under one service agreement for all makes and models of office equipment. Through Full Service Maintenance (typically annual service agreements), Time and Material programs (pay as you go or pre-pay block), and Month-to-Month pay in arrears, American TonerServ specializes in providing high quality service maintenance and repair work. We market our products and services directly to our customers. We do not employ outside agents or third parties for marketing and business development purposes.

     We have been servicing printers and other office equipment through our Preferred Provider Network for over nine years. We have established the country's first and only nationwide Preferred Provider Network of over 3,500 office equipment service and supply dealers.

     SERVICE AND MAINTENANCE PROGRAMS - Our maintenance programs offer the advantages of maximizing productivity through less equipment downtime, reduced administrative costs, controlled repair costs and management simplification all through a competitively priced service program.

     PREFERRED PROVIDER NETWORK - Our nationwide Preferred Provider Network includes partnerships with companies that provide guaranteed response times, quality service and depth of expertise. With an American TonerServ service agreement, when office equipment malfunctions customers make just one call to the Company's National Service Center to have their equipment serviced. American TonerServ then dispatches a qualified, certified technician to the customer's site for service.

     We believe that the ability to service and support customers on a nationwide basis for all makes and models of business equipment on a cost effective basis, including copiers, printers, fax machines, computers, and telephone systems, sets us apart from our competitors. Over the nine years in business, we have been approached by a number of companies including Xerox, Kemper Insurance, Danka and Toshiba to discuss their using our provider network because, to our knowledge, there are no other companies in the country with a proprietary network of independent office equipment service providers. We have chosen to contract with service providers instead of employ our own personnel because it allows more flexibility, a lower cost structure, more expedient market entry and leverage in pricing and quality. There are no formal written agreements between American TonerServ and the Preferred Service Providers (PSPs). There is a mutual understanding as to service levels, response times and costs to be billed to us by our network.

     NATIONAL SERVICE CENTER - American TonerServ repairs and maintains office equipment of any make or model, from any manufacturer, on site. After a customer places a telephone call to a single "800" number at our National Service Center in Santa Rosa, a trained technician is dispatched and arrives at the customer's business location within a guaranteed response time, typically four hours. The malfunctioning equipment is properly repaired on site when feasible. American TonerServ manages the entire repair to completion. It is a "single source," one phone call solution.

     American TonerServ utilizes a National Service Center (NSC) concept.
The NSC has the responsibility of being responsive to our customers and PSPs. All service work order calls are received at the NSC that provides a centralized dispatch function. The primary focus of the NSC is to control and ensure high quality customer service.

     RE-MANUFACTURED TONER CARTRIDGES - Over the last few years, we have repositioned our operations and have started selling re-manufactured toner cartridges through our dealers and marketing cartridges directly to businesses. American TonerServ is now a national distributor of re-manufactured printer toner cartridges. Our goal is to provide our customers with high quality, competitively priced re-manufactured toner supplies for their laser printers.

     Currently, American TonerServ purchases re-manufactured toner cartridges from a few selected re-manufacturers. The product covers a wide base of laser printers, both makes and models and monochrome or color. These re-manufacturers have agreed upon a base pricing that is at or below current distributor pricing. Upon placing an order with the re-manufacturer, the product is dropped shipped to the end user. This enables American TonerServ to reduce the need for inventory on-hand warehousing. The product is private labeled and packaged per our instructions. We do not rely on any one or a selected number of re-manufacturers nor do we have long-term contractual arrangements with these re-manufacturers. Management believes that there are a significant number of companies who can provide high quality laser toner compatible products at competitive prices and that our operations would not be impacted by the loss of any one supplier or suppliers.

     As we market re-manufactured toner products, we believe that we will have the opportunity to develop an expanded relationship with our customers. Based on customers' needs, we can provide additional service and maintenance for all makes and models of office equipment. We have the expertise in the service areas of copiers, faxes, computers, plotters, printers and some brands of phone equipment. In addition, we can provide service for Regional and National accounts via our Preferred Service Provider network.

     BUSINESS STRATEGY

     Management is working to position American TonerServ to become a significant nationwide re-manufactured toner cartridge distribution company. This strategy will utilize our existing national service network that has been built over the last ten years. We plan to acquire and partner with small local and regional toner companies to take advantage of the following factors:

     PREFERRED PROVIDER NETWORK - Many of the small local and regional toner cartridge companies serving business customers today are limited in their ability to service their customers outside of their geographic marketplace. American TonerServ currently offers national service capabilities through approximately 3,500 independent service providers on all makes and models of office equipment. This capability would allow significant incremental sales opportunities to existing customers with multiple locations requiring service.

     Management believes that American TonerServ's nationwide ability to provide service to its customers will be an attractive strategic benefit to these small local and regional toner cartridge companies. Our service offerings will afford the opportunity to generate additional revenues per existing client and offset marketing costs. Additional benefits include the ability to open up new markets for toner cartridge sales to larger, multi-site customers who require service as a condition for buying toner cartridges.

     VOLUME DISCOUNTS ON CARTRIDGES - We have established strategic relationships with a few large toner re-manufacturing companies that allow us to acquire toner cartridges at very competitive pricing. Due to volume discounts, our cost to acquire re-manufactured cartridges is often less than the cost for the small independent companies to produce them. American TonerServ plans to package service offerings with competitively priced toner cartridges which management believes would generate incremental revenue with its customers.

     QUALITY OF CARTRIDGES - We believe that providing excellent product quality print performance alone is not sufficient to ensure success in this competitive marketplace. In response, we have developed a business strategy that we believe will allow us to compete and grow in this environment. Key components of this business strategy are: (1) Maintain high product quality through use of defined standards for the re-manufacturer suppliers; (2) Maintain competitive product pricing; (3) Differentiate its toner product from the competitors by offering the innovative solution of combining service and toner; (4) Maintain our distinctive competitive edge by offering both office equipment supplies and service nationally by utilizing and expanding our existing network of service providers; and (5) Implement a strategic marketing plan to access and increase revenue through existing distribution channels.

     OTHER SERVICE OFFERINGS - We also provide service on a time and material basis and service agreements on all make and models of printers and other office equipment. We will continue to offer to our new toner cartridge customers' access to our full service maintenance agreements on other office equipment that they have.

     We have received a favorable response from customers in marketing a combination of the re manufactured toners with service. Unlike other cartridges, our cartridges are priced slightly higher to include service and repair on the printer. There is no need for expensive service and maintenance contracts on the end users printers. The customer simply completes the registration card enclosed in the toner cartridge box and the printer is covered for service and repair as long as it is using the American TonerServ toner/service product. We are able to offer this exclusive product via its extensive national Service Provider Network.

     Additionally, American TonerServ sells its service agreements and time and material programs through Xerox Corporation and other local office equipment distributors. These partners market the American TonerServ program to place office equipment manufactured by competitors under an American TonerServ agreement. Ultimately these strategic partners hope to replace the competitive equipment with their office equipment. While we plan to continue to use these strategic partners when possible, it is not a cornerstone of our strategy. Management believes that companies such as Xerox, who have marketed our service agreements in the past, will continue to focus on cost competitive equipment, expanded functionality and workflow efficiency with both hardware and software solutions to business customers. Office equipment servicing does not appear to be central to their future business strategy. While the company continues to generate revenue through our relationship with Xerox, we are not actively soliciting new business from them.

     MAJOR CUSTOMERS

     During the years ended December 31, 2005 and 2004, one customer, Xerox Corporation, represented approximately $262,741 and $340,645 of our revenues, respectively, representing 60% and 33% of our revenues, respectively. The loss of this customer would have a material adverse effect on our results of operations.

     In August 2003, we entered into an annual full service maintenance contract covering copiers with Danka Business Systems PLC, with the end customer being US Bank, for a contract amount of $735,000. Due to a significantly higher actual copy count as compared to the estimated amount provided in the contract, we experienced an overage charge to Danka of $138,900 for the first three months of the contract. Danka disputed owing the amount and we exercised the right to cancel the contract in January 2004. This has resulted in a significant reduction in our revenues and had a material negative effect on out cash flow.

     THE MARKET FOR TONER AND INKJET CARTRIDGES

     Based on a review of available market research, management estimates that the market size for toner and inkjet cartridges is over $30 billion and that more than 12 million desktop laser printers were shipped in 2005. Additionally, the industry expects growth in the sale of color laser toner supplies at an accelerated rate over the next five years.

     The printer manufacturers such as Hewlett-Packard, Lexmark, Canon and Epson, have coupled low priced laser printers with high-priced disposable cartridges for years. These products are priced at roughly two times that of compatible re-manufactured cartridge products. Printers are sold at minimal operating margins and manufacturers have profited significantly by selling disposable cartridges.

     Management believes there are more than 25,000 cartridge re-manufacture companies in the United States and an estimated 2,000 companies in California alone.

     GROWING MARKET SHARE - Management believes that while re manufacturers have been steadily increasing market share during the past 10 years, that a large majority of consumers are still purchasing new cartridges from the printer manufacturers. As a result, management believes that there is substantial opportunity to further penetrate this market.

     PRICING ADVANTAGE - The competition in the laser cartridge market has increased as independent companies started refilling and rebuilding toner and ink cartridges and selling them for approximately half the price of new cartridges. This has allowed re-manufacturers to gain market share at the expense of the OEM cartridge providers.

     PRINTER MANUFACTURER RESISTANCE - The biggest challenge to re-manufacturers is competing against the original equipment manufacturers
(OEMs). The gain of market share for the re-manufacturers has been subject to OEM resistance, including use of unfair tactics such as microchips, which disable equipment or voidable warranties if non-OEM replacement cartridges are used. Both the United States and the European Union have now taken legislative action against these non-competitive tactics which creates an even playing field for the re-manufacturers.

     ENVIRONMENTAL FRIENDLY - Pro-environment and cost cutting pressures by consumers and government agencies are expected to accelerate growth in market share for re-manufacturers.

     QUALITY FACTORS - While re-manufacturers can compete on price, their cartridges have in the past sometimes been seen as inferior to OEM products. The recent creation of re-manufactured product quality standards, as well as maturation of the industry segment, is expected to diminish this historical impediment to market growth for re-manufacturers.

     COMPETITION

     The competition for re-manufacturers includes re-manufacturers who sell under a national brand or by a superstore retailer. These include Laser Imaging International, International Laser Group and Depot America, among others. We believe that this represents about on-third of the market. The rest of the market is represented by local and regional suppliers. We estimate that there are approximately 25,000 companies in the local and regional supplier marketplace. As a result, the market is highly fragmented with no company having a dominant market position. The competition for our service and maintenance business includes equipment manufacturers and local independent dealers for numerous makes and models of office equipment. Given the large number of companies that service the office equipment industry, American TonerServ competes primarily on the basis of price and service. Currently, we are not a significant competitor in this market.

     Management believes that there are two segments of the toner re manufactured marketplace. The first segment consists of companies selling over 2,000 cartridges per month, representing about 22% of the market. The second segment consists of companies that sell less than 2,000 cartridges a month, which represents about 78% of the market.

     Management's strategic business plan initially provides for acquiring or partnering with smaller re-manufacturers or distributors and consolidate their operations for increased profitability by optimizing the use of our current back office operations. Our research indicates that companies in this market segment have limited ability to provide high quality service on printers to their toner customers. In addition, management believes that we will be able to drive additional revenue growth by servicing multiple office locations with customers that currently utilize multiple service providers. Management believes that American TonerServ is positioned well to grow a regional distributor/re-manufacturer on a national basis with both our service products and our ability to provide volume toner cartridges via our re-manufacturer relationships.

     To the best of our knowledge, there is no other company that is implementing such a roll-up strategy in the toner cartridge market. In addition, management is not aware of any other company that has as extensive of a network of service providers as American TonerServ.

     The competition in the service and maintenance area is as follows:

     EQUIPMENT MANUFACTURERS - Equipment manufacturers such as Xerox, Canon, and others provide a high quality of service but do so at prices well in excess of American TonerServ. Additionally, manufacturers are typically focused only on their own product lines and cannot promote single source solutions without changing their focus or aligning with a company similar to American TonerServ.

     REGIONAL SERVICE PROVIDERS - These companies service a larger range of products than equipment manufacturers. However, we believe that regional providers lack customer management capabilities and cannot provide service to customers outside of a limited geographic region.

     RESELLERS AND DISTRIBUTORS - These types of providers sell many types of equipment and brands. They typically do not have a large service and support capability. If they do provide extended support, it is often out-sourced to other service providers.

     PROPOSED INTEGRATION/ACQUISITION STRATEGY

     Management believes that the compatible toner cartridge market is mature and prime for integration and consolidation. As the market continues to mature, a number of re-manufacturers and distributors are expected be looking for some type of exit strategy to transition their business as they confront the pressure to expand their revenue and enhance their profitability. Management believes that few financially attractive alternatives exist today for cartridge re-manufacturers and distributors that are looking to transition their companies. American TonerServ will seek to fill this void by offering its service platform, national network and service and maintenance expertise to attract partners who have these needs. Management plans to integrate some of the smaller toner distributors by offering them the back office support, access to toner supplies and equipment servicing. We will not be able to execute on our business strategy of acquiring smaller toner re-manufacturers and distribution companies until after we have successfully raised funds through the issuance of our securities. Currently, we have no formal agreements in place to raise such funds.

     CHALLENGES FOR SMALL TONER COMPANIES - As the market continues to develop and mature, management believes that it is becoming increasingly difficult for smaller re-manufacturers to maintain profitable operations. These companies are challenged to provide all of the makes and models necessary to supply the current broad printer base. Smaller re-manufacturers have also faced significant problems with increasing cartridge design complexity. As a result, management believes that many smaller re-manufacturers are unable or unwilling to continue to invest the capital and research necessary to maintain production levels and stay current with technology changes.

     PROVIDING AN EXIT STRATEGY - Our strategic market evaluation indicated that a number of the distributors have reached "burn out" as small independent distributors and would entertain a strategic business partnership or sale to a strategic buyer. Management believes that it can provide tangible benefits to these business owners and an eventual exit strategy that will be financially attractive to them. Being able to provide a gradual exit strategy through an acquisition and utilizing the Company's national service network and back office capabilities would provide tangible strategic benefit to the selling shareholders of these companies

     PROFILE OF A TYPICAL DISTRIBUTOR/RE-MANUFACTURER CANDIDATE - The Company will focus its initial target acquisition candidates in the range of $1.5 million to $5.0 million of annual revenue. Our research indicates that these companies generally experience operating income of 20% to 25%. They typically have been in business for up to 10 years and have less than 20 employees. They generally provide service on a local or regional basis.
They generally have a national account base but are unable to provide service to their customers nationally. We believe that many of them are looking for an exit or merger.

     EXPECTED PROFILE OF A TYPICAL DISTRIBUTOR/RE-MANUFACTURER AFTER ACQUISITION - After we acquire a distributor or re-manufacturer, we believe that the acquired entity would phase out of the re-manufacturing process as a result of our buying power. The products would be drop shipped directly from our manufacturer to the end-user for low inventory and elimination of delivery issues. Service would be available to their national and regional accounts to provide incremental revenue growth. Additional service contracts for other office equipment would be available to increase revenues and further reduce customer acquisition costs. The quality of the products should be improved by supplying from our re-manufacturers. We believe that there will be significant economies of scale by reducing the administration and accounting functions into our operation. The end result is expected be an opportunity for the prior owner/team to concentrate primarily on selling and customer relations. It is anticipated through these benefits of consolidation that there would be an increase in the profitability of the acquired entity.

     ACQUISITION STRATEGY - We intend to initially focus on acquiring re-manufacturing and distribution companies in California and then the Western United States. Our plans call for 2 to 4 acquisitions within the first year. We anticipate using a combination of cash, notes, earn-outs and stock to make the acquisitions.

     INTELLECTUAL PROPERTY

     We do not have any patents, trademarks or any other intellectual property rights.

     RESEARCH AND DEVELOPMENT

     We have not had any expenditures for research and development activities during the last two fiscal years.

     EMPLOYEES

     We currently have two full time employees, which consist of two general
office support personnel.   We also have one part time general accounting
employee.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our facilities are located at 475 Aviation Blvd. Suite 100, Santa Rosa, CA 95403. The office space is approximately 4,063 square feet. The current annual lease amount is $89,623 and the lease expires November 30, 2007. The Company believes that it has adequate insurance covering the leased premises and its properties.

ITEM 3. LEGAL PROCEEDINGS.

     There are currently three legal actions pending against the company in which the service providers are seeking approximately $18,000 plus interest, costs and attorney fees for an amount owed by the company. We have not yet filed an answer in either of these cases. We have reached a settlement agreement in another case with a balance owing of $15,000. In January 2006, there was a $14,000 judgment entered into against the Company. The amounts owed to these providers have been included in our accounts payable at December 31, 2005.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In December 2005 the Company began soliciting the consent of the holders of a majority of the Company's common stock outstanding to approve an amendment the Company's Certificate of Incorporation to effect a one for one-hundred (1 for 100) reverse split of the outstanding shares of Common Stock of the Company. Additionally, the shareholders were asked to approve the Company's 2005 Stock Incentive Plan authorizing the issuance of up to 250,000 shares of the Company's Common Stock (after giving effect to the 1 for 100 reverse split. The Company received the consent of a requisite number of shares in February 2006. There were 4,019,353 shares voted for each of these proposals.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     We were advised that on February 14, 2006 our common stock had been accepted for quotation on the OTC Bulletin Board. The current trading symbol is "AMTO." However, as of the date of this report, no quotations have been entered.

Approximate Number of Holder of Common Stock

     The number of record holders of our $.001 par value Common Stock at March 31, 2006 was 125.

Dividends

     Holders of the Common Stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends have been declared with respect to our Common or Preferred Stock and none are anticipated in the foreseeable future.

Recent Sales of Unregistered Securities

     There have been no sales of unregistered securities that have not been previously reported.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

     We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis on which we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Because this can vary in each situation, actual results may differ from the estimates under different assumptions and conditions.

     We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our financial statements:

     Revenue Recognition - Revenue is generated from sales of supplies and maintenance agreements. Revenue from supplies sales is recognized upon customer acceptance. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. The following is a detailed description of each revenue activity and its revenue recognition policy:

     Time and Materials Maintenance Contracts - Revenue for equipment service calls initiated by the customer. All work is billed based on actual time and materials. The revenue is recognized (and billed) after the service work is performed for the customer.

      Full Service Maintenance Contracts - Revenue for fixed fee equipment service contracts (annual contracts for the first year of service; contracts are billed quarterly thereafter with a ninety day cancellation provision). Revenues are recognized straight-line over the life of the contract.

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges. The revenue is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components in accordance with EITF 00-21. The cartridge portion is recognized after shipment at the same price as a "cartridge only" sale. The service component is deferred and recognized on the earlier of actual cartridge use or ninety days (the maximum term of the service offering with each cartridge).

     Contract revenue for full-service contracts is recognized by the straight-line method over the life of the contract with the unearned portion shown as deferred revenue in the accompanying balance sheet

     Valuation Allowances. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Our allowance for doubtful accounts as of December 31, 2005 was $15,150. Further, in assessing the fair value of option and warrant grants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which in the absence of a market for shares, was based on estimates of fair value made by our Board of Directors.

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2005 and the related notes, contained in the Company's Registration Statement on Form SB-2 and in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

     Year Ended December 31, 2005 and 2004

     Revenue. Revenue for the year ended December 31, 2005 was $440,406 as compared to $1,039,686 for the twelve month period ended December 31, 2004. The decrease in revenue in the year ended December 31, 2005 was primarily due to the loss of service contracts on out of warranty customer equipment as customer's replaced used equipment with new equipment with factory warrantees. In addition, the Company experienced a reduction in the renewal of service contract business due to customer cost cutting measures.

     Revenues from the sale of toner cartridges decreased by $33,586 for 2005 as compared to 2004. During its fiscal year ended December 31, 2004, American TonerServ employed a full-time salesperson and a part-time consultant to solicit toner sales. During 2005, we eliminated the direct sales position and scaled back the Company's toner sales effort. The Company does not anticipate that it will generate any significant new revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for the year ended December 31, 2005 was $175,640 as compared to $460,430 for the year ended December 31, 2004. The gross profit margin in 2005 was 40% compared to a gross profit margin for 2004 of 44%. The Company has recently experienced a lower gross profit trend as certain higher margin service contracts have been cancelled.

     Salaries and Wages. Salaries and Wages expenses were $196,162 and $309,868 for the years ended December 31, 2005 and 2004 respectively. This $113,706 decrease was due to a reduction in staff caused by a drop in revenue. The staff was reduced by an accounting clerk, a customer service representative and the Chief Operating Officer and President resigned in 2005.

     Professional Fees and Services. Professional Fees and Services expenses were $69,931 and $352,097 for the years ended December 31, 2005 and 2004 respectively. This $282,166 decrease was primarily due to less expenditures for professional fees related to the preparation and filing of the Company's recent registration statement on Form SB-2.

     Sales and Marketing. Sales and marketing expenses were $19,086 and $42,127 for the years ended December 31, 2005 and 2004 respectively. This $23,041 decrease was primarily due a reduction in staff.

     Bad Debt. The Company incurred $15,841 of bad debt expense in 2005 compared to $172,950 in 2004. Bad debt expense of $172,950 incurred in 2004 was associated with a non-recurring write down of a receivable associated with a single national service contract.

     General and Administrative. General and Administrative expenses were $233,867 and $323,958 for the years ended December 31, 2005 and 2004 respectively. This $90,091 decrease was primarily due the lower costs necessary to support the reduced business volume including telephone, medical insurance, payroll taxes, office supplies and depreciation.

     Net Loss. The net loss for the year ended December 31, 2005 and 2004 was $443,906 and $762,405 respectively. This decrease in the net loss of $318,499 was attributable to a drop in revenue causing a reduction of $284,790 in gross profit margins, offset by a drop in operating expenses of $679,773. Additionally, the year 2005 had an increase of approximately $67,000 in interest expenses relating to convertible notes payable over 2004.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. Net loss per share in 2005 was $(5.75) compared to a loss of $(10.36) in 2004.

     Liquidity and Capital Resources

     At December 31, 2005, the Company had a working capital deficit of $1,124,122 including cash and equivalent balances of $11,774 down from a working capital deficit balance of $486,894 at December 31, 2004 including cash and equivalent balances of $58,115. The change in working capital, and cash and equivalent balances, was primarily affected by the Company's operating losses offset by the financing from the convertible notes.

     Accounts receivable decreased $27,403 from $108,422 at December 31, 2004 to $81,019 at December 31, 2005. This was due primarily to a decrease in business.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers, increased from $643,264 at December 31, 2004 to $698,976 at December 31, 2005.

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

     The Company has entered into no derivative financial instrument arrangements to December 31, 2005, other than warrants issued in connection with convertible notes payable.

     The Company did not receive any funds through the issuance of capital stock through December 31, 2005.

     The Company currently has no external sources of liquidity.

     During the twelve months ended December 31, 2005 the Company used $346,341 in cash from operations. The cash flows were used primarily due to finance the Company's continued losses from operations and ongoing costs incurred to position the Company as a public entity. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable.

     Subsequent Events

     In February 2006, shareholders of American TonerServ voted to amend the Company's Certificate of Incorporation to effect a one for one-hundred (1 for 100) reverse split of the outstanding shares of Common Stock of the Company. Additionally, the shareholders approved the Company's 2005 Stock Incentive Plan authorizing the issuance of up to 250,000 shares of the Company's Common Stock (after giving effect to the 1 for 100 reverse split).

     We were advised that on February 14, 2006 our common stock had been accepted for quotation on the OTC Bulletin Board. The current trading symbol is "AMTO".

     Business Outlook, Risks and Uncertainties

     Economic Uncertainties

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

     Sufficiency of Working Capital

     As of December 31, 2005, the Company had net working capital deficit of $1,114,122. The Company has inadequate financial resources to sustain its business activities. The Company has no ability to generate positive cash flows from operations.

     The Company estimates that it will need to raise approximately $500,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

     Convertible Notes Payable

     The Company currently has $801,386 in convertible notes payable. The Company has inadequate financial resources to meet the repayment terms of its convertible notes payable. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. To the extent that the Company has or continues to issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

     Other Matters

     The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. In the event the Company experiences substantial growth in the future, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

     Off Balance Sheet Arrangements

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that is material to investors.

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-20 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. They have concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

     Changes in Internal Control over Financial Reporting.

     No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

     None

                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of American TonerServ are as follows:

        Name             Age              Positions and Offices Held
------------------       ---       ---------------------------------------

Daniel J. Brinker         48       Chairman of the Board, President, CEO
                                   and Principal Financial and Accounting
                                   Officer

Thomas Hakel              44       Director and Secretary

     There is currently no family relationship between any of the Directors or Executive Officers of American TonerServ.

     Our success will depend to a significant extent on the performance and continued service of our officers, directors and key employees. None of our employees have employment contracts. There can be no assurance that we will be successful in attracting or retaining personnel needed to implement our strategic business plan and expand our operations. We may experience increased costs in order to attract and retain skilled employees. In addition, there can be no assurance that we will have the resources to retain key employees. If we fail to attract additional qualified employees or to retain the services of key personnel, we may be unable to achieve our objectives.

     The following sets forth biographical information as to the business experience of each Officer and Director for at least the last five years.

     DANIEL J. BRINKER, CHAIRMAN OF THE BOARD, PRESIDENT AND CEO - Mr. Brinker has been a Director of American TonerServ since 1995, and served as
President from 1995 to 2002.   Since November 2005, he has served as
President, CEO and Principal Financial and Accounting Officer of the Company. He currently devotes approximately 25 of his time to our business. Since 2002, he has been a business consultant and serves as President of ASKM Enterprises, Inc., his consulting firm. He has over twenty years of experience as a principal, operating officer and financier of financial and other service businesses, and technology companies. Mr. Brinker has extensive operational, financial and/or senior management experience with a number of financial services companies including American Home Shield (a publicly traded company) and Benchmark Lending Group. Mr. Brinker served as President of American Home Shield (AHS), the nation's largest home warranty company, from 1987 to 1995. Mr. Brinker led a turnaround management team that engineered a buyout of AHS by ServiceMaster and management in 1989. Mr. Brinker is a Certified Public Accountant and earned a Bachelor of Science degree in Accounting from Santa Clara University in 1979. Mr. Brinker has also completed certain graduate courses at Stanford University.

     THOMAS HAKEL, DIRECTOR - Mr. Hakel has been a Director of the company since 2001, and as Secretary since November 2005. He has extensive experience in corporate finance and business development. Since 1998, Mr. Hakel has been the founder and manager of International Commerce Group, LLC, a business consultancy organization working primarily with emerging stage technology companies. He also served as the CEO of Accerra Corporation, a web based communications and marketing service from 2003 to April 2004. From 1997 to 1999, Mr. Hakel was co-founder of DTI Network Services, LLC and ICN/CommSource Network Services, LLC, which bought international undersea network fiber optic cable capacity. Prior to that, Mr. Hakel was Executive Vice President at World Change Communications ("WXC"), a telecommunications company with over $400M in annualized revenues from 1996 to 1997. In both consulting and operational roles, Mr. Hakel has assisted numerous companies with the development of strategic plans, debt and equity financing and mergers and acquisitions, including transactions involving companies in the software, telecom equipment, financial services and Internet industries. He is a Certified Public Accountant and received a B.S. Degree in computer science from California State University, Sonoma in 1985

     Our Executive Officers hold office until the next annual meeting of Directors. There are no known arrangements or understandings between any Director or Executive Officer and any other person pursuant to which any of the above-named Executive Officers or Directors was selected as an Executive Officer or Director.

     The Board of Directors currently has an audit committee and a compensation committee, both of which are currently composed of Daniel J. Brinker and Thomas Hakel. The Board of Directors has determined that Thomas Hakel is an audit committee financial expert, and that he is "independent", as that term is defined under rules the Nasdaq Stock Market.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Not Applicable.

CODE OF ETHICS

     The Company's Code of Ethics and Business conduct is filed with this report as Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION.

                            MANAGEMENT COMPENSATION

     The following table sets forth information regarding the executive compensation for our Executive Officers during the fiscal years ended December 31, 2003, 2004 and 2005.

                                     SUMMARY COMPENSATION TABLE
                                         ANNUAL COMPENSATION

                                                               Long-Term
                                                             Compensation
                                   Annual Compensation          Awards
                              ----------------------------  ---------------
                                                              Securities
                               Year                           Underlying        All Other
Name and Principal Position    Ended      Salary    Bonus   Options/SARs(#)   Compensation($)
---------------------------   -------    -------    ------  ---------------   ---------------
Bryan Klingler, President (1) 12/31/05   $ 30,500     --                           --
                              12/31/04   $ 69,360     --                           --
                              12/31/03   $120,000     --         1,000             --

Frank Sanchez, Vice           12/31/05   $ 18,380     --           --              --
  President - Operations (2)  12/31/03   $100,300     --           --              --
                              12/31/02   $100,300     --           --              --

Daniel J. Brinker,            12/31/05   $ -0-        --           --              --
  President (commencing
  in October 2005)

(1)  Bryan Klingler resigned in October 2005.
(2)  Frank Sanchez resigned in October 2005.




                AGGREGATED OPTIONS/EXERCISES IN LAST FISCAL YEAR
                            AND FY-END OPTION/VALUES

                                             Securities         Value of
                                             Underlying         Exercised
                    Shares                   Unexercised       in-the-Money
                   Acquired                  Options/SARs      Options/SARs
                      on                      at FY-End         at FY-End
                   Exercise      Value       Exercisable/      Exercisable/
     Name          (Number)     Realized     Unexercisable     Unexercisable
-----------------  --------     --------     -------------     -------------
Bryan Klingler        --           --          452 / 0           $0 / $0
Frank Sanchez         --           --        1,975 / 0           $0 / $0
Daniel J. Brinker     --           --        1,654 / 1,000       $0 / $0

EMPLOYMENT ARRANGEMENTS

     We do not currently have any formal employment agreements or other compensation arrangements with our current Executive Officers.

COMPENSATION OF DIRECTORS

     Members of the Board of Directors do not currently receive any cash compensation for their services as Directors. However, certain Directors have received options to purchase shares of our Common Stock. To attract and keep Board members the Company may grant options to Board members. Director

Thomas Hakel was granted 750 options on March 22, 2001, and 750 options on December 17, 2003. Each of these options are excisable at $25.00 per share and vest as to 1/42nd of the total number of shares six months after their respective grant date and vest as to an additional 1/42nd of the number of shares on the first day of each of the following 41 calendar months.

1995 STOCK INCENTIVE PLAN

     On October 12, 1995, the Board of Directors adopted a Stock Incentive Plan (the "1995 Plan") and it was approved by our shareholders on same date. The 1995 Plan has been amended four times after that date. The 1995 Plan allowed the Board to grant stock options from time to time to employees, officers and directors of the company and service providers (consultants) to American TonerServ. The 1995 Plan expired on October 12, 2005, but all options outstanding at that time continue in accordance with their respective terms. As of December 31, 2005, there were 8,789 options outstanding under the 1995 Plan.

     In addition to options granted under the 1995 Plan, the Board of Directors had approved grants of other non-qualified options outside of the 1995 Plan. However, as of December 31, 2005, all such non-plan options had expired.

2005 STOCK INCENTIVE PLAN

     On December 15, 2005, the Board of Directors adopted a new Stock Incentive Plan (the "2005 Plan") and it was approved by our shareholders in February 2006. The 2005 Plan allows the Board to grant stock options from time to time to employees, officers and directors of the Company and service providers (consultants) to American TonerServ. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of American TonerServ. The Board of Directors determines vesting provisions at the time options are granted. Currently, the total number of shares of Common Stock subject to options under the 2005 Plan may not exceed 300,000 shares (after giving effect to the one for one hundred reverse split), subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash and will be no less than 100% of the fair market value of the Common Stock on the date the option is granted for incentive Stock Options and 85% of the market value for non-qualified options.

     No options have been granted under the 2005 Plan as of the date of this Memorandum.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number and percentage of shares of our $.001 value common stock owned beneficially, as of March 16, 2006, by any person who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons.

                                      Amount of
Name and Address                      Beneficial             Percentage
of Beneficial Owner                   Ownership               of Class
-------------------                   -----------            -----------

Walter Family Trust                       7,310(1)              9.4%
526 Vine Hill Rd.
Sebastopol, CA 95472

Daniel J. Brinker                         6,357(2)              8.0%
475 Aviation Blvd., Suite 100
Santa Rosa, CA  95403

Dave and Sheri Brinker                    5,850                 7.6%
8731 Bass Lake Rd.
New Hope, MN 55428

Lynn Brinker                              5,331(3)              6.8%
77 875 Seminole Rd.
Indian Wells, CA 92210

Richard David                             4,930                 6.4%
9 Cape Woodbury
Newport Beach, CA 92660

Thomas Hakel                              1,161(4)              1.5%
1020 Blue Oak Pl.
Santa Rosa, CA 95404

Hanover Capital Corporation               4,000                 5.2%
38 Buckskin Rd.
Bell Canyon, CA 91307

All Directors and Officers                7,500                 9.5%
as a group (2 persons)
_____________________

(1) Includes 6,810 shares held directly by Walter Family Trust and 500 shares issuable under warrants held by Walter Family Trust.

(2) Includes 4,202 shares held directly by Daniel J. Brinker, 1,654 shares issuable on exercise of options held by Daniel J. Brinker that are exercisable within 60 days, and 500 shares that are issuable under warrants held by Daniel J. Brinker.

(3) Includes 3,975 shares held directly by Lynn Brinker and 1,356 shares that are issuable under warrants held by Lynn Brinker

(4) Represents shares issuable upon exercise of options held by Thomas Hakel that are exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

     The following table summarizes share and exercise price information about the Company's equity compensation plans as of December 31, 2005:



______________________________________________________________________________________
                                                                   Number of
                                                                   securities remain-
                                                                   ing available for
                                                                   future issuance
                     Number of secure-                             under equity
                     ties to be issued      Weighted-average       compensation plans
                     upon exercise of       exercise price of      (excluding secure-
                     outstanding options,   outstanding options,   ties reflected
                     warrants and rights    warrants and rights    in column (a))
Plan Category             (a)                     (b)                    (c)
______________________________________________________________________________________
Equity compensation
plans approved by          13,862                $23.66                 -
security holders
______________________________________________________________________________________
Equity compensation
plans not approved            -                  -                     250,000
by security holders
______________________________________________________________________________________
     Total                 13,862                $23.66                250,000
______________________________________________________________________________________



ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     During the period from July 2004 through May 2005, American TonerServ raised $801,836 through a private offering of convertible notes and warrants, with substantially all of the dollar amounts being raised between September 2004 and March 2005. The offering consisted of the sale of units at a price of $5,000 per unit, with each unit consisting of a 10% Convertible Note in the principal amount of $4,999 and a warrant to purchase shares of our common stock. The notes will bear interest at the simple rate of ten percent (10%) per year and be due and payable in full two years from the date of issuance. Interest is payable monthly. The notes may be converted, at the option of the holder, into shares of our Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") undertaken by us that raises a minimum of $1.0 million. The conversion price shall be the same per share price as the PIPE offering. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal 150% of the number of shares a holder would receive if he or she converted their notes into shares of Common

Stock. The warrants will become exercisable upon a closing of a PIPE offering in which gross proceeds of at least $1 million has been received, and will be exercisable for a period of twelve months thereafter. There can be no assurance that such an offering will ever occur. In connection with the sale of $300,000 of the offering to a group of investors, we entered into an agreement with the group to pledge our assets as security for the convertible notes.

     Among the investors in the private offering were Daniel J. Brinker, Chairman of the Board, who invested $65,000; Lynn Brinker, a principal shareholder, who invested $50,000; David Brinker, a principal shareholder who invested $25,000; and Bram Enterprises, a general partnership of which Lynn Brinker and William A. Robotham are partners, who invested $300,000.

     In February 2003, Daniel J. Brinker and Dr. Daniel F. O'Keeffe, Directors of American TonerServ, and Lynn Brinker, who was then a Director of the company, lent $30,000, $10,000 and $10,000 respectively to American TonerServ. In August 2004 these notes, including the interest accrued thereon, were exchanged for notes and warrants with the same terms as the securities sold in the private offering. The original notes were secured by a security interest in the accounts receivable of American TonerServ, but the security interest ended when the notes were exchanged.

     In connection with the issuance of the convertible notes and warrants, we entered into registration rights agreements with the investors in which we agreed that we will file a registration statement with the Securities and Exchange Commission covering the resale of shares of Common Stock issued upon the conversion of the notes and which have been or may be issued under the warrants at our expense, and that we will use our best efforts to have the registration statement become effective as soon as possible after it is filed. It is expected that the registration statement would be filed as part of the registration statement that would be filed in connection with the proposed PIPE Offering. Our obligation to include, or continue to include, shares of common stock in the registration statement will terminate to the extent that such shares are eligible for resale under Rule 144(k). We will bear all costs and expenses related to the registration statement other than the expenses incurred for underwriters' commissions and discounts or legal fees incurred by the investors.

     On August 1, 2003, we entered into a Consulting Agreement with Hanover Capital Corporation ("Hanover Capital") pursuant to which Hanover Capital agreed to provide certain financial consulting services. The agreement provides that Hanover Capital is to receive compensation in the form of a $5,000 retainer and $5,000 per month thereafter and a total of 4,000 shares of our common stock upon the occurrence of certain events, which have now been completed. Because Hanover Capital beneficially owns approximately 5.2% of the shares outstanding, it is considered to be a principal shareholder of American TonerServ. In December 2005, the Company terminated its Consulting Agreement with Hanover Capital.

ITEM 13.  EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
--------   -----------

 3.1       Certificate of Incorporation, as amended (1)

 3.2       Bylaws (1)

 3.3       Certificate of Amendment filed January 3, 2005 (1)

10.1       1995 Stock Incentive Plan, as amended (1)

10.2       Full Service Lease between Oak Valley Business Center and
           Q MATRIX, Inc. (1)

10.3       Consulting Agreement with Hanover Capital Corporation (1)

10.4       Form of 10% Convertible Notes (1)

10.5       Form of Warrant to Purchase Common Stock (1)

10.6       Letter Agreement with Bryan Klingler dated November 8, 2004 (1)

10.7       Letter Agreement with Michael Walker (1)

10.8       Form of Pledge Agreement for convertible note offering (1)

10.9 Form of Subscription Agreement and Investment Letter for convertible note offering (1)

10.10      Letter of Intent with Spencer Edwards (1)

10.11      Letter Agreement with Bryan Klingler dated May 17, 2005 (1)

10.12      Letter Agreement with Frank Sanchez dated May 17, 2005 (1)

10.13      Form of Registration Rights Agreement (1)

10.14      2005 Stock Incentive Plan - Filed herewith electronically

14         Code of Ethics - Filed herewith electronically

31 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32 Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically
_______________

(1) Incorporated by reference to the Company's Form SB-2 registration statement SEC File No. 333-120688.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents aggregate fees for professional services rendered by Stonefield Josephson, Inc. for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2005 and 2004, and fees billed for other services rendered by them during those periods.

                                        2005           2004
                                     ----------     ----------

Audit Fees (1)                        $31,500        $67,500
Audit-Related Fees                     11,110         17,865
Tax Fees
All Other Fees                              0              0
                                      -------        -------
     Total                            $42,610        $85,365
                                      -------        -------

(1) These are fees for professional services performed by Stonefield Josephson, Inc. for the audit of the Company's annual financial statements and review of financial statements included in the Company's 10-Q filings, and services that are normally provided in connection with statutory and regulatory filings or engagements.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     The Company's independent accountants may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's principal accountant be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre-approve the engagement of the Company's principal accountant to provide both audit and permissible non-audit services. No non-audit services were provided by the independent accountants during the past two fiscal years.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERICAN TONERSERV CORP.
(FORMERLY Q MATRIX, INC.)
Santa Rosa, CA

We have audited the accompanying balance sheet of AMERICAN TONERSERV CORP. (formerly Q Matrix, Inc.) as of December 31, 2005, and the related statements of operations, stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN TONERSERV CORP. as of December 31, 2005, and the results of its operations, stockholders' deficit and its cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2005, have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred losses in each of the past two years, has negative working capital, and a shareholders' deficit as of December 31, 2005, which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
March 27, 2006

AMERICAN TONERSERV CORP.
Balance Sheet
December 31, 2005
__________________________________________________________________________

ASSETS

Current assets:
   Cash and cash equivalents                                  $    11,774
   Accounts receivable, net of $15,100 allowance
     for doubtful accounts                                         81,019
   Prepaid Expenses and deposits                                    9,631
                                                              -----------
     Total current assets                                         102,424

   Property and equipment, net                                     14,667
                                                              -----------
     Total assets                                             $   117,091
                                                              ===========
LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable and accrued expenses                      $   698,976
   Convertible notes payable, related parties
      (net of unamortized discount of $2,860)                     213,149
   Convertible notes payable
     (net of unamortized discount of $4,578)                      280,800
   Deferred revenue                                                11,587
   Warrant Liabilities                                             22,034
                                                              -----------
     Total current liabilities                                  1,226,546
                                                              -----------
Long-Term liabilities:
   Convertible notes payable, related parties
      (net of unamortized discount of $2,399)                      87,601
   Convertible notes payable
     (net of unamortized discount of $5,765)                      204,234
   Warrant Liabilities                                             13,018
                                                              -----------
     Total long-term liabilities                                  304,853
                                                              -----------
Total Liabilities                                               1,531,399
                                                              -----------

Stockholders' deficit:
   Common stock; $.001 par value, 10,000,000 shares
    authorized; 77,188 shares issued and outstanding                   77
   Additional paid in capital                                   9,398,261
   Accumulated deficit                                        (10,812,646)
                                                              -----------
     Total stockholders' deficit                               (1,414,308)
                                                              -----------
                                                              $   117,091
                                                              ===========

The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Statements of Operations
___________________________________________________________________________

                                                 December 31,  December 31,
                                                     2005          2004
                                                 ------------  ------------

Service Revenue                                  $   423,803   $   989,497
Toner Revenue                                         16,603        50,189
                                                 -----------   -----------
     Total Revenue                                   440,406     1.039,686
                                                 -----------  -----------

Cost of Service                                      253,063       539,565
Cost of Toner                                         11,703        39,691
                                                 -----------   -----------
     Total Cost of Sales                             264,766       579,256
                                                 -----------   -----------
Gross profit                                         175,640       460,430

Operating expenses:
  Salaries and wages                                 196,162       309,868
  Professional fees and services                      69,931       352,097
  Sales and marketing                                 19,806        42,127
  Bad debt                                            10,741       172,950
  General and administrative                         233,867       323,958
                                                 -----------   -----------
Loss from operations                                (354,867)     (740,570)

Interest expense, net of interest income
  of $687 and $27, respectively                       89,039        21,835
                                                 -----------   -----------
Loss before income taxes                            (443,906)     (762,405)

Provision for income taxes                              -             -
                                                 -----------   -----------
Net loss                                            (443,906)     (762,405)
                                                 ===========   ===========

Net loss per share (basic & diluted)             $    (5.75)   $    (10.36)
                                                 ===========   ===========

Weighted average number of shares
  outstanding (basic & diluted)                       77,188        73,569
                                                 ===========   ===========




The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Statement of Stockholders' Deficit
Years Ended December 31, 2005 and 2004
___________________________________________________________________________





                              Common Stock    Additional
                            -----------------   Paid-in   Accumulated
                             Shares   Amount    Amount      Deficit        Total
                            --------  ------- ----------  ------------   -----------

Balance, December 31, 2003    73,188  $ 73    $9,298,265  $ (9,606,335)  $  (307,997)

Issuance of Common Stock       4,000  $  4        99,996                     100,000

  Net Loss                                                    (762,405)     (762,405)
                              ------  ----    ----------  ------------   -----------
Balance, December 31, 2004    77,188  $ 77    $9,398,261  $(10,368,740)  $  (970,402)

  Net Loss                                                    (443,906)     (443,906)
                              ------  ----    ----------  ------------   -----------

Balance, December 31, 2005    77,188  $ 77    $9,398,261  $(10,812,646)  $(1,414,308)
                              ======  ====    ==========  ============   ===========




























The accompanying notes are an integral part of these financial statements.

AMERICAN TONERSERV CORP.
(Formerly Q Matrix, Inc.)
Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
_____________________________________________________________________________

                                                December 31,  December 31,
                                                    2005          2004
                                                ------------  ------------
Cash flows used for operating activities:
  Net loss                                       $ (443,906)   $ (762,405)
                                                 ----------    ----------
Adjustment to reconcile net loss to net
  cash used for operating activities:
    Depreciation                                      7,158        10,509
    Bad debt                                         15,841       172,950
    Issuance of stock for services                     -          100,000
    Amortization of note discounts                   13,204
    Warrant liability                                 2,299

Changes in assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                              11,562        59,798
    Inventory                                          -             (697)
    Prepaid expenses and deposits                        73         7,715

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses              55,712        10,819
  Deferred revenue                                   (8,284)      (23,218)
                                                 ----------    ----------
     Total adjustments                               97,565       337,876
                                                 ----------    ----------
     Net cash (used for)
       operating activities                        (346,341)     (424,529)
                                                 ----------    ----------
Cash flows provided by financing activity -
  Proceeds from convertible notes payable           300,000       450,333
                                                 ----------    ----------

Net increase (decrease) in cash                     (46,341)       25,804

Cash and cash equivalents, beginning of year         58,115        32,311
                                                 ----------    ----------
Cash and cash equivalents, end of year           $   11,774    $   58,115
                                                 ==========    ==========

Supplemental disclosure of cash flow information:

Interest expense paid                            $   10,974    $   10,479
                                                 ==========    ==========
Income taxes paid                                $      800    $      800
                                                 ==========    ==========

Supplemental disclosure of non cash investing activity:

Issuance of stock for services                   $     -       $  100,000
                                                 ==========    ==========

The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

1.   The Company

     Organization and Business Activity

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. On November 13, 1995, the company filed an amendment of its Certificate of Incorporation to change its name to "Q MATRIX, Inc." During 2005, the company changed its name to AMERICAN TONERSERV CORP. The company is a national distributor of re-manufactured printer toner cartridges. They service printers and other office equipment through their Preferred Provider Network.

2.   Basis of Presentation and Summary of Significant Accounting Policies

     Estimates:

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments:

     For certain of the company's financial instruments, including accounts receivable, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to the short-term nature of these items. Accounts receivable are shown net of allowance for doubtful accounts. In determining the allowance for doubtful accounts, the company uses specific identification, which includes a reserve on older balances that are disputed or in cases where the company has knowledge of a potential customer payment issue. The amounts owed on notes payable also approximate fair value, because the interest rates and terms are offered to the company at current market rates.

     Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from three to seven years. Leasehold improvements are depreciated on a straight line basis over the lesser of the lease term or estimated useful life.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Revenue Recognition:

     Revenue is generated from sales of supplies and maintenance agreements. Revenue from supplies sales is recognized upon customer acceptance. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. The following is a detailed description of each revenue activity and its revenue recognition policy:

     Time and Materials Maintenance Contracts - Revenue for equipment service calls initiated by the customer. All work is billed based on actual time and materials. The revenue is recognized (and billed) after the service work is performed for the customer.

     Full Service Maintenance Contracts - Revenue for fixed fee equipment service contracts (annual contracts for the first year of service; contracts are billed quarterly thereafter with a ninety day cancellation provision). Revenues are recognized straight-line over the life of the contract.

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges. The revenue is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components in accordance with EITF 00-21. The cartridge portion is recognized after shipment at the same price as a "cartridge only" sale. The service component is deferred and recognized on the earlier of actual cartridge use or ninety days (the maximum term of the service offering with each cartridge).

     Deferred Revenue:

     Contract revenue for full-service contracts is recognized by the straight line method over the life of the contract with the unearned portion shown as deferred revenue in the accompanying balance sheet.

     Stock Based Compensation:

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

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (Continued):

     The company's 1995 Incentive Stock Plan provides for a total of 2,000,000 shares of the company's common stock to be reserved for issuance as incentive stock options to officers, directors, employees, and consultants of the company at prices determined by the Board, which are generally not less than fair market value at the date of grant. Options granted generally expire in ten years from the date of the grant. However, if the optionee ceases to remain in service for any reason other than death or disability, then the exercise period for each outstanding option held by such optionee is limited to the three month period following the date of cessation of service.

     Options may be granted for periods of up to ten years and at prices no less than 100% of the estimated fair market value of the shares on the date of grant as determined by the Board of Directors. The aggregate fair market value (determined as of the respective date or dates of grant) of the common stock for which one or more options granted to any employee under this plan may, for the first time, become exercisable as incentive stock options and in any one calendar year should not exceed $100,000. Also, the exercise price of an ISO granted to a 10% shareholder shall not be less than 110% of the estimated fair value of the shares on the date of grant. No option granted to a 10% stockholder shall have a maximum term in excess of five years from the grant date.

     As of December 31, 2005, the company had granted stock options to employees outside the 1995 stock option plan under identical terms to options issued under the 1995 plan. A summary of all stock option activity is as follows:

                                              Weighted    Weighted
                                Total         average     average
                                options       exercise    remaining
                                outstanding   price       life in years
                                -----------   --------    -------------

Balance at December 31, 2003       7,589       $22.00          4.6

Granted in 2004                    2,750       $25.00         10.0
Exercised                           -             -             -
Canceled                            -             -             -
                                  ------       ------         ----
Balance at December 31, 2004      10,339       $23.00          6.1
                                  ------       ------         ----
Granted in 2005                     -             -             -
Exercised                           -             -             -
Canceled                           1,550       $25.00          9.0
                                  ------       ------         ----
Balance at December 31, 2005       8,789       $23.00          5.1
                                  ======       ======         ====

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (Continued):

     Using the fair value model, there would have been no material compensation expense to report under the provision of SFAS 123; accordingly, the disclosures for proforma earnings after computed compensation expense are not shown. Also, in accordance with SFAS 148, the required disclosures under SFAS 123 were also not material for any years. The assumptions used for the fair value model for options granted in 2004 were an assumption of $.25 as the fair market value price per share (This was the last cash sales price per share in 2002), a risk free interest rate of 5%, and no volatility.

     Basic and Diluted Loss Per Share:

     In accordance with SFAS No. 128, "Earnings Per Share," the basic loss per share is computed by dividing the loss attributable to common stockholders by the weighted average number of common shares outstanding during the period. Basic net loss per share excludes the dilutive effect of stock options or warrants and convertible notes Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options and warrants. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

     The following table sets forth the computation of basic and diluted net loss per common share:

                                            December 31,     December 31,
                                               2005             2004
                                            ------------     ------------

Net loss available to common shareholders    $ (443,906)      $ (762,405)

Weighted average common shares outstanding       77,153           73,569
                                             ----------       ----------
Total shares, basic                              77,153           73,569
                                             ==========       ==========
Net loss per common share:
  Basic and diluted                          $    (5.75)      $   (10.36)
                                             ==========       ==========

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Basic and Diluted Loss Per Share: (Continued):

     The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect in anti-dilutive, are as follow:

                                            December 31,     December 31,
                                               2005             2004
                                            ------------     ------------

     Options                                    8,789           10,339
     Common Stock Warrants                      5,073            5,730
     Warrant Liabilities (1)                   48,083           11,783
     Notes payable convertible to
      common stock                             32,055           21,848
                                               ------           ------
     Potential equivalent shares excluded      94,000           49,700
                                               ======           ======

(1) In addition to the outstanding options and common stock warrants, the company has issued $801,386 of notes as of December 31, 2005 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. For estimation purposes, if we sell shares of common stock in a future offering at $25.00 per share, 32,055 shares would be issuable on conversion of the notes and 48,083 shares would be issuable upon exercise of the warrants.

     Accounting for Convertible Debt Securities:

     The company has issued convertible debt securities with non-detachable conversion features. The company accounts for such securities in accordance with Emerging Issues Task Force Issue Nos. 98-5, 00-19, 00-27 and 05-02. For a contingent benefit conversion option, the Company records the intrinsic value, which is to be measured using the commitment date fair value of the underlying stock.

     Comprehensive Income:

     Comprehensive income consists of net income only, and, accordingly, a Statement of Comprehensive Income is not presented in these financial statements.

     Segment:

     Based on the company's integration and management strategies, the company operates in a single business segment. For the years ended December 31, 2005 and December 31, 2004, all material revenues have been derived from domestic operations.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

3.   Going concern:

     The financial statements have been prepared on a going concern basis. Management is dependent on funds from borrowing and private equity funding. The Company had a loss of $443,906 and used cash flows in operations of $346,341 for the year ended December 31, 2005 and had an accumulated deficit of $10,812,646 and a working capital deficit of $1,124,122 at December 31, 2005. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months. However, until such time as these funds are obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the company's ability to continue as a going concern.

     It is Management's objective to seek additional capital and funding sources to finance its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

4.   Recent Accounting Pronouncements

     In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have any material effect on its consolidated financial position, results of operations or cash flows

     In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have any material effect on its consolidated financial position, results of operations or cash flows.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

4.   Recent Accounting Pronouncements (Continued):

     In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and does not believe the impact will be significant to the Company's overall results of operations or financial position.

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

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

4.   Recent Accounting Pronouncements (Continued):

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

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect there to be a material impact from the adoption of FIN 47 on our consolidated financial position, results of operations, or cash flows.

     In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. Previously, most voluntary changes in accounting principles required recognition via a cumulative effect adjustment within net income of the period of the change. SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, this statement does not change the transition provisions of any existing accounting pronouncements. The Company does not believe adoption of SFAS No. 154 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-08 on our consolidated financial position, results of operations, or cash flows.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

4.   Recent Accounting Pronouncements (Continued):

     In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

     In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our consolidated financial position, results of operations, or cash flows.

     In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-08, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-08 on our unaudited financial position, results of operations, or cash flows.

     In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, "The Meaning of 'Conventional Convertible Debt Instrument' in EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.'" EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our unaudited financial position, results of operations, or cash flows.

     In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-07, "Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues." EITF 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005. We do not expect there to be a material impact from the adoption of EITF 05-07 on our unaudited financial position, results of operations, or cash flows.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

5.   Major Customers:

     Included in accounts receivable as of December 31, 2005, is approximately $44,000 due from one customer. During the year ended December 31, 2005, the same customer accounted for approximately 60% of net revenues.

6.   Property and Equipment:

     A summary as of December 31, 2005, is as follows:

                Computer hardware                  $   2,783
                Furniture and fixtures                13,724
                Leasehold improvements                27,631
                                                   ---------
                                                      44,138
                Less accumulated depreciation         29,471
                                                   ---------
                                                   $  14,667
                                                   =========

Depreciation for the period December 31, 2005, and December 31, 2004, totaled $7,158 and $10,509, respectively.

7.   Convertible Notes Payable:

     As of December 31, 2005, convertible notes payable are comprised of secured and unsecured notes payable. The offering consisted of the sale of units at a price of $5,000 per unit, with each unit consisting of a 10% Convertible Note in the principal amount of $4,999 and a warrant to purchase shares of the company's common stock. $501,386 of Convertible Notes Payable were issued during the period ending December 31, 2004, $150,000 from unrelated parties and $351,386 from related parties, $56,386 of which were issued upon conversion of loans to shareholders. There was a total of $300,000 of Convertible Notes Payable issued during the year ended December 31, 2005, $210,000 from unrelated parties and $90,000 from related parties. The notes will bear interest at the simple rate of ten percent (10%) per year and be due and payable in full two years from the date of issuance. Interest is payable monthly. The notes may be converted, at the option of the holder, into shares of Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") that raises a minimum of $1 million. The conversion price shall be the same per share price as the PIPE offering. At this time the company expects the stock price of the PIPE to be the same as the trading price of the company's common stock. The convertible notes have been determined to be unconventional convertible notes per EITF 05-02, and as such the embedded conversion feature is required to be bifurcated and derivative treatment applied under the guidance of SFAS 133 and EITF 00-19. The fair value of the conversion feature was determined to have no significant value and accordingly no amount has been recognized as a liability as of December 31, 2005. The conversion feature will be revalued each period end, in accordance with derivative accounting, with the change in

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

7.   Convertible Notes Payable (Continued):

value recognized in operations. Each unit also includes a warrant to purchase shares of the company's Common Stock. The number of shares that may be purchased pursuant to each warrant will equal 150% of the number of shares a holder would receive if he or she converted their notes into shares of Common Stock. The warrants will become exercisable upon a closing of a PIPE offering in which gross proceeds of at least $1 million has been received, and will be exercisable for a period of twelve months thereafter.

     For shares issued in 2005 and 2004 $300,000 was allocated to warrants for 2005 and $501,386 was allocated to warrants for 2004. The Black Scholes option pricing method was used to value the warrants. A $25.00 per share value was attached to the warrants, zero volatility and a risk free interest rate of 3% based on the one year life of the warrants.

     Short-term and long-term debt at December 31, 2005 consisted of the following:
                                                          Related
                                                Total     Parties     Other
                                               --------   --------   -------

Convertible Debentures July 2004: Interest
only convertible notes at ten percent (10%)
per annum with principal and unpaid interest
due in July 2006.                              $201,386   $141,008   $60,378

Secured Convertible Debentures October 2004:
Interest only convertible notes at ten percent
(10%) per annum with principal and unpaid
interest due in October 2006.  Secured by all
of the assets of the Company.                   300,000     75,000   225,000

Convertible Debentures March 2005: Interest
only convertible notes at ten percent (10%)
per annum with principal and unpaid interest
due in July 2006.                               175,000     75,000   100,000

Convertible Debentures May 2005: Interest
only convertible notes at ten percent (10%)
per annum with principal and unpaid interest
due in July 2006.                               125,000     15,000   110,000
                                               --------   --------  --------
Total convertible notes                        $801,386    306,008   495,378
Less unamortized discount                       (15,602)    (5,259)  (10,343)
                                               --------   --------  --------
Net convertible debt                           $785,784   $300,749  $485,035
                                               ========   ========  ========

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

8.   Warrant Liability:

     In conjunction with raising capital through the sale of convertible notes, the company has issued various warrants. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The change in the fair value of $2,299 for the year ending December 31, 2005 is included in the results of operations. Based on factors disclosed in note 7, warrant liabilities were valued at $35,052 for the warrants.

9.   Pension Plan:

     The company has a 401(k) benefit plan for its full time employees. Eligible employees may make voluntary contributions to the plan up to the allowed maximum in accordance with IRS regulations. The company may make discretionary contributions. The company made no contributions to the plan during the years ended December 31, 2005 and December 31, 2004.

10.  General and Administrative Expenses:

                                               December 31,    December 31,
                                                  2005            2004
                                               ------------    ------------

Office Lease Expense                               93,208          96,103
Telephone Services                                 20,042          27,545
Medical Insurance                                  46,320          57,456
Payroll Tax Expense                                15,898          28,671
Depreciation Expense                                8,271          10,509
Other General and Admin Expenses                   50,128         103,674
                                                  -------         -------
Total General and Administrative                  233,867         323,958
                                                  =======         =======

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

11.  Income Taxes:

     The company has no taxable income and no provision for federal and state income taxes is required for 2005.

     A reconciliation of the statutory federal rate and the company's effective tax rate for the year ended December 31, 2005, is as follows:

     Statutory federal income tax rate                            34%
       Other utilization of net operating losses                 (34%)
                                                                -----
       Effective tax rate                                           0%
                                                                -----

Significant components of the company's deferred tax assets and liabilities as of December 31, 2005, are as follows:

     Deferred tax assets:
       Effect of net operating loss carryforwards             $3,669,426
                                                              ----------
          Total deferred tax asset                             3,669,426

          Less valuation allowance                            (3,669,426)
                                                              ----------
            Net deferred tax asset                            $     -
                                                              ==========

     A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses. The change in valuation allowance for the year ended December 31, 2005, was approximately $1,420,574.

     Net operating loss carryforwards of approximately $10,500,000 for federal and $1,800,000 for state are available as of December 31, 2005, to be applied against future taxable income. The net operating loss carryforwards expire in tax years 2015 through 2025 for federal purposes and in tax years 2006 through 2016 for state purposes.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

12.  Preferred Stock and Common Stock Warrants:

     Common Stock

     On November 23, 2004, the company issued 4,000, shares to Hanover Capital for professional services rendered in conjunction with the initiation and filing of its SB-2 registration statements. There was no common stock issued in the year ended December 31, 2005.

     Common Stock Warrants

     Common stock warrants were issued in 1998 and 1999, in connection with debt agreements, which have been fully repaid; the warrants expire between the years 2007 through 2008. Warrants outstanding as of December 31, 2005, are as follows:

             Balance at December 31, 2004                 5,073
             Granted in 2005                               -
             Exercised in 2005                             -
             Expired in 2005                               -
                                                          -----
             Balance at December 31, 2005                 5,073
                                                          =====

     The weighted average exercise price per share at December 31, 2005, was $24.80.

13.  Operating Lease Commitment:

     The company leases its business premises in Santa Rosa under an operating lease expiring November 2007. The lease payments are subject to annual increases per the lease agreement.

     The following is a schedule by years of future minimum rental payments required under this lease in excess of one year as of December 31, 2005:

         Year ending December 31,
                  2006                     96,937
                  2007                     92,163
                                         --------
                                         $189,100
                                         ========

     Rent expense for December 31, 2005, and December 31, 2004, totaled $93,208 and $96,103, respectively.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2005 and 2004
_____________________________________________________________________________

14.  Commitments and Contingencies:

     There are currently three legal actions pending against the company in which the service providers are seeking approximately $18,000 plus interest, costs and attorney fees for an amount owed by the company. We have not yet filed an answer in either of these cases. In addition we have reached a settlement agreement in another vendor case with a balance owing of $15,000.

     The company is subject to claims arising in the ordinary course of business, primarily vendor disputes. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the financial positions of the company or result in a substantial impairment of its operations as all legitimate claims have been accrued in accounts payable and accrued expenses.

15.  Subsequent Events:

     In February 2006, shareholders of the Company voted to amend the Company's Certificate of Incorporation to effect a one for one-hundred (1 for 100) reverse split of the outstanding shares of Common Stock of the Company. Additionally, the shareholders approved the Company's 2005 Stock Incentive Plan authorizing the issuance of up to 250,000 shares of the Company's Common Stock (after giving effect to the 1 for 100 reverse split).

     On March 16, 2006, the Company effected the one for one-hundred (1 for 100) reverse split of the outstanding shares of our common stock. This reverse split has been reflected throughout these financial statements.

     In January 2006, there was a $14,000 judgment entered into against the Company. The amount owed to this provider has been included in our accounts payable at December 31, 2005.

     We were advised that on February 14, 2006 our common stock had been accepted for quotation on the OTC Bulletin Board. However, as of the date of this report, no quotations have been entered.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunder duly authorized.

                                    AMERICAN TONERSERV CORP.



Dated:  April 14, 2006              By:/s/ Daniel J. Brinker
                                       Daniel J. Brinker, President,
                                       CEO and Principal Financial
                                       and Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        SIGNATURE                    TITLE                    DATE


/s/ Daniel J. Brinker      Chairman of the Board,         April 14, 2006
Daniel J. Brinker          President, CEO and Principal
                           Financial and Accounting
                           Officer


/s/ Thomas Hakel           Director                       April 14, 2006
Thomas Hakel