Form 10QSB
period 2006-03-31
AMERICAN TONERSERV CORP.
filed 2006-05-22
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2006

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from.____________ to ____________

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 15, 2006 there were 77,188 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]



                            AMERICAN TONERSERV CORP.
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheet
          March 31, 2006 (Unaudited) .................................   3

          Condensed Statements of Operations
          and Accumulated Deficit (Unaudited)
          Three Months Ended March 31, 2006 and 2005 .................   4

          Condensed Statements of Cash Flow (Unaudited)
          Three Months Ended March 31, 2006 and 2005 .................   5

          Notes to Condensed Financial Statements (Unaudited) ........   6

Item 2.   Management's Discussion and Analysis or Plan of Operation ..  13

Item 3.   Controls and Procedures ....................................  17

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  17

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  17

Item 3.   Defaults Upon Senior Securities ............................  17

Item 4.   Submission of Matters to a Vote of Security Holders ........  17

Item 5.   Other Information ..........................................  17

Item 6.   Exhibits ...................................................  17

          Signatures .................................................  18

AMERICAN TONERSERV CORP.
Condensed Balance Sheet
___________________________________________________________________________

                                                               March 31,
                                                                 2006
                                                              -----------
                                                              (unaudited)
ASSETS

Current assets:
 Cash and cash equivalents                                    $     12,157
 Accounts receivable, net                                          101,198
 Prepaid Expenses and deposits                                       9,631
                                                              ------------
     Total current assets                                          122,986

Equipment and leasehold improvements                                13,361
                                                              ------------
     Total Assets                                             $    136,347
                                                              ============
LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued expenses                        $    793,083
 Convertible notes payable, related parties
  (net of unamortized discount of $3,336)                          287,672
 Convertible notes payable (net of unamortized
  discount of $5,210)                                              380,168
 Deferred revenue                                                    8,023
 Warrant liabilities                                                18,737
                                                              ------------
     Total current liabilities                                   1,487,683
                                                              ------------
Long term liabilities:
 Convertible notes payable, related parties
  (net of unamortized discount of $350)                             14,650
 Convertible notes payable (net of unamortized
  discount of $2,566)                                              107,434
 Warrant liabilities                                                 3,488
                                                              ------------
     Total Long term liabilities                                   125,572
                                                              ------------
     Total Liabilities                                           1,613,255
                                                              ------------
Stockholders' deficit:
 Common stock; $.001 par value, 10,000,000 shares
  authorized; 77,188 shares issued and outstanding                      77
 Additional paid-in capital                                      9,398,261
 Accumulated deficit                                           (10,875,246)
                                                              ------------
     Total stockholder' deficit                                 (1,476,908)
                                                              ------------
     Total Liabilities and Stockholders' Deficit              $    136,347
                                                              ============

The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Operations and Accumulated Deficit
(Unaudited)
___________________________________________________________________________

                                                Three months ended March 31,
                                                     2006         2005
                                                   --------    ---------

Service Revenue                                    $ 86,575    $ 134,547
Toner Revenue                                         3,321        4,603
                                                   --------    ---------
     Total Revenue                                   89,896      139,150
                                                   --------    ---------

Cost of Service                                      33,824       82,884
Cost of Toner                                         1,998        3,544
                                                   --------    ---------
     Total Cost of Sales                             35,822       86,428
                                                   --------    ---------
Gross profit                                         54,074       52,722

Expenses:
 Salaries and wages                                  29,838       84,880
 Professional fees and services                      38,917       27,869
 Sales and marketing                                    565        6,798
 General and administrative                          46,924       78,307
                                                   --------    ---------
Loss from operations                                (62,170)    (145,132)

Other income (expense):
 Interest expense, net of interest income
   of $109 and $162 respectively                    (24,065)     (14,449)
 Change in fair value of warrant liability           12,827
 Gain on claims settlement                           10,808         -
                                                   --------    ---------
Loss before income taxes                            (62,600)    (159,581)

Provision for income taxes                             -            -
                                                   --------    ---------
Net Loss                                           $(62,600)   $(159,581)
                                                   ========    =========
Net Loss per share (basic and diluted)             $  (0.81)   $   (2.07)
                                                   ========    =========
Weighted average number of shares
 outstanding (basic and diluted)                     77,188       77,188
                                                   ========    =========







The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
___________________________________________________________________________

                                                Three months ended March 31,
                                                     2006         2005
                                                   --------    ---------
Cash flow used fro operating activities:
 Net loss for the period                           $(62,600)   $(159,581)
                                                   --------    ---------
Adjustment to reconcile net loss to net
 cash used for operating activities:
  Depreciation                                        2,255        2,066
  Amortization of note discount                       4,140        2,905
  Change in fair value of warrant liability         (12,827)
  Gain on claims settlement                         (10,808)

Changes in assets and liabilities:
 (Increase) decrease in assets:
  Accounts receivable                               (20,179)      40,681
  Inventory                                            -              73

Increase (decrease) in liabilities:
 Accounts payable and accrued expenses              104,915       68,537
 Deferred revenue                                    (3,564)       6,363
                                                   --------    ---------
     Total adjustments                               63,932      120,625
                                                   --------    ---------
Net cash provided by (used for) operating
 Activities                                           1,332      (38,956)
                                                   --------    ---------
Cash flow provided by financing activity -
 Proceeds from convertible notes payable               -         175,000

Cash flow used for acquisition of fixed assets -
 Purchase of fixed assets                              (949)        -
                                                   --------    ---------
Net increase in cash                                    383      136,044

Cash and cash equivalents, beginning of period       11,774       58,115
                                                   --------    ---------
Cash and cash equivalents, end of period           $ 12,157    $ 194,159
                                                   ========    =========
Supplementary information:
 Interest expense paid                             $   -       $  14,449
                                                   ========    =========


The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
___________________________________________________________________________

1.   The Company

     Organization and Business Activity:

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

2.   Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information:

     The accompanying unaudited condensed financial statements have been prepared and reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

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

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
___________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
___________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Stock Based Compensation:

     On January 1, 2006, the Company adopted SFAS No. 123R (revised 2004), "Share-Based Payment" ("FAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in its statements of operations.

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the three months ended March 31, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     There was no impact from the adoption of FAS 123R as the Company had fully accelerated all unvested options effective December 31, 2005. This acceleration had no impact as the options had no value. There were no options granted this period.

     Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company's results of operations for the three months ended March 31, 2005 for employee stock option awards that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

     The pro forma information for the three months ended March 31, 2005 required under FAS 123 was as follows:

                                            Three months ended March 31,
                                                       2005
                                            ----------------------------

Loss for the period as reported                     $ (159,581)

Add: Employee stock-based
compensation expense, as reported                         -

Deduct: Employee stock-based
compensation expense determined
under the fair value method                               -

Pro forma loss for the period                       $ (159,581)
                                                    ----------

Pro forma - basic and diluted
loss per share                                      $    (2.07)
                                                    ----------

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
___________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (continued)

     Net Loss Per Share:

     Net loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share are computed similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since the impact of outstanding options and warrants is antidilutive. The following securities could potentially dilute basic earnings per share in the future:

                                               March 31,   March 31,
                                                 2006        2005
                                               ---------   ---------

          Options                                  5,814      10,339
          Common Stock Warrants                    5,073       5,073

     In addition to the outstanding options and common stock warrants, the Company has issued $801,386 of notes as of March 31, 2006 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. For estimation purposes, if we sell shares of common stock in a future offering at $25.00 per share, 32,055 shares would be issuable on conversion of the notes and 48,083 shares would be issuable upon exercise of the warrants. As of March 31, 2005, the Company had issued $676,386 which would result in 40,583 of warrants using the same assumptions and conversion estimates as previously described.

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

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

3.   Going concern (continued):

     The Company had a loss of $62,600 and had positive cash flows from operations of $1,332 for the three month period ended March 31, 2006 and had an accumulated deficit of $10,875,246 and a working capital deficit of $1,364,697 as at March 31, 2006. The Company settled some overdue claims from certain service providers resulting in a net gain of $10,808 during the three months ended March 31, 2006. The Company is negotiating settlements with several vendors. There was $751,386 of the convertible notes payable exchanged for Preferred C shares in May 2006. The Company received $235,000 from the sale of 235,000 Preferred C shares in the second quarter of 2006. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due.

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

4.   Recent Accounting Pronouncements:

     In May 2005, the FASB issued FAS No. 154 ("FAS 154"), "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 in the three months ended March 31, 2006 did not have a material effect on the Company's results of operations, liquidity or capital resources.

     In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The adoption of FAS 154 in the three months ended March 31, 2006 did not have a material effect on the Company's results of operations, liquidity or capital resources.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
____________________________________________________________________________

4.   Recent Accounting Pronouncements (continued:

     In March 2006, the FASB issued FASB Statement No. 156, which amends FASB Statement No. 140. This Statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This Statement amends Statement 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. This Statement permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under this Statement, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this Statement permits income statement recognition of the potential offsetting changes in fair value of those servicing
assets  and servicing  liabilities and  derivative   instruments  in  the
same accounting period. This Statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this Statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

5.   Warrant liabilities:

     In conjunction with raising capital through the sale of convertible notes, the Company has issued various warrants. All issued and outstanding warrants allow the holder to purchase shares of our common stock in an amount equal to 150% of the number of shares that may be issued to the holder if such holder were to convert their convertible notes. As the contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the net value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. In addition, the Company is required to report the value of the warrants at the fair market value and record the fluctuation to the fair value of the warrant liability to current operations. The fair value was decreased $12,827 from the dates of grants to March 31, 2006. This decrease is included as other income (expense) on the March 31, 2006 statement of operations. During the three months ended March 31, 2006, the Company did not issue any convertible notes. The Black Scholes option pricing method was used to value the warrants. A $0.10 per share value was attached to the warrants, no volatility and a risk free interest rate of 4.82% based on the one year life of the warrants. Total warrant liabilities as of March 31, 2006 was $22,225.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

6.   Contingencies and Commitments:

     There are currently no legal actions pending against the Company. We have reached a settlement agreement in another case with a balance owing of $15,000. In April 2006, there was a $14,500 judgment entered into against the Company. This judgment creditor has agreed to a payment schedule, and the entire judgment will be paid by June 1, 2006. The amounts owed to these providers have been included in our accounts payable at March 31, 2006. During the current period $28,386 of claims were settled resulting in a forgiveness of debt of $10,808.

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

7.   Subsequent Event:

     On May 8, 2006, the Company entered into binding agreements to issue shares of Series C Convertible Preferred Stock ("Series C Shares") to accredited investors in a private offering. A total of 1,067,884 Series C Shares will be issued to 12 accredited investors. A total of 832,884 Series C Shares will be issued in exchange for outstanding convertible notes and the interest accrued thereon, along with the warrants that were issued with the convertible notes. The total amount of principal and interest of the convertible notes exchanged for Series C Shares is $832,884. In addition, 235,000 Series C Shares will be issued for $235,000 in cash. The proceeds from the sales of Series C Shares for cash will be used for working capital.

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

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2005 and the related notes, contained in the Company's Registration Statement on Form 10-KSB and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

     Three Months Ended March 31, 2006 and 2005

     Revenue. Revenue for the three months ended March 31, 2006 ("Q1 2006") was $89,896 as compared to $139,150 for the three month period ended March 31, 2005 ("Q1 2005"). The decrease in revenue in Q1 2006 was primarily due to the loss of service contracts on equipment as customers replaced used equipment with new equipment with factory warranties. In addition the Company experienced a reduction in the renewal of service contract business due to customer cost cutting measures. Revenues from the sale of toner cartridges decreased by $1,282 for three months ended March 31, 2006 compared to 2005. The Company does not anticipate that it will generate any significant new revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q1 2006 increased from $52,722 to $54,074 in Q1 2005. The gross profit margin in Q1 2006 was 60% compared to a gross profit margin for Q1 2005 of 38%. The Company has recently experienced a higher gross profit trend as there has been less service calls on certain higher margin service contracts resulting in less costs offsetting revenue earned.

     Salaries and Wages. Salaries and Wages expenses were $29,838 for Q1 2006 compared to $84,880 in Q1 2005. This $55,042 decrease was due to a reduction in staff caused by a drop in revenue. The staff was reduced by an accounting clerk, a customer service representative and the Chief Operating Officer and President resigned in 2005.

     Professional Fees and Services. Professional Fees and Services expenses were $38,917 in Q1 2006 compared to $27,869 in Q1 2005. This $11,048 increase was primarily due to more expenditures for professional fees related to the preparation and filing of the Company's recent financial statements.

     Sales and Marketing. Sales and marketing expenses were $565 for Q1 2006 and $6,798 in Q1 2005. This $6,233 decrease was primarily due to a reduction in staff.

     General and Administrative. General and Administrative expenses were $46,924 in Q1 2006 and $78,307 in Q1 2005. This $31,383 decrease was primarily due the lower costs necessary to support the reduced business volume including telephone, medical insurance, payroll taxes, office supplies and depreciation.

     Other Income (Expense). The Q1 2006 had an increase of $9,616 in interest expenses relating to convertible notes payable offset by a gain of $10,808 for the settlement of service claims over Q1 2005 and a change in fair value on revaluation of warrant liability of $12,827 in Q1 2006 compared to no change in Q1 2005.

     Net Loss. The net loss for the three months ended March 31, 2006 was $62,600 and for the three months ended March 31, 2005 it was $159,581. The decrease in the net loss of $96,981 was attributable to a drop in revenue offset by an improvement in the gross margin percentage resulting in a $1,352 increase in gross profit margins, offset by a drop in operating expenses of $81,610.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. The net loss per share in Q1 2006 was $(0.81) compared to a loss of $(2.07) in Q1 2005.

     Liquidity and Capital Resources

     At March 31, 2006, the Company had a working capital deficit of $1,364,697 including cash and equivalent balances of $12,157 down from a working capital deficit balance of $1,124,122 at December 31, 2005 including cash and equivalent balances of $11,774.

     Accounts receivable increased $20,179 from $81,019 at December 31, 2005 to $101,198 at March 31, 2006. This was due primarily to a slow pay from our major customer Xerox which is expected to be collected.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers, increased from $698,976 at December 31, 2005 to $793,083 at March 31, 2006.

     During the period from July 2004 through May 2005, the Company raised $801,836 in gross proceeds from private offerings of units consisting of a convertible note and warrants. The notes bear interest at the simple rate of ten percent (10%) per year payable monthly. The notes are due and payable in full two years from the date of issuance.

     The Company has entered into no derivative financial instrument arrangements for the three months ended March 31, 2006.

     The Company did not receive any funds through the issuance of capital stock for the three months ended March 31, 2006.

     The Company currently has no external sources of liquidity.

     During Q1 2006 the Company provided $1,332 in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable.

     Subsequent Event

     On May 8, 2006, American TonerServ Corp. (the "Company") entered into binding agreements to issue shares of Series C Convertible Preferred Stock ("Series C Shares") to accredited investors in a private offering. A total of 1,067,884 Series C Shares will be issued to 12 accredited investors. A total of 832,884 Series C Shares will be issued in exchange for outstanding convertible notes and the interest accrued thereon, along with the warrants that were issued with the convertible notes. The total amount of principal and interest of the convertible notes exchanged for Series C Shares is $832,884. In addition, 235,000 Series C Shares will be issued for $235,000 in cash. The proceeds from the sales of Series C Shares for cash will be used for working capital.

Business Outlook, Risks and Uncertainties

     Economic Uncertainties

     Current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for fiscal year 2006 and its ability to continue as a going concern.

Sufficiency of Working Capital

     As of March 31, 2006, the Company had net working capital deficit of $1,364,697. The Company has inadequate financial resources to sustain its business activities. The Company has no ability to generate positive cash flows from operations.

     In May 2006, the Company received $235,000 in cash in connection with the offering of shares of Series C Convertible Preferred Stock. These proceeds will be used for working capital.

     The Company estimates that it will need to raise an additional $750,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

     Convertible Notes Payable

     As of March 31, 2006, the Company had $801,386 in convertible notes payable. The Company had inadequate financial resources to meet the repayment terms of its convertible notes payable. In May 2006, the holders of $751,386 of the convertible notes payable agreed to exchange their notes and accrued interest for shares of Series C Convertible Preferred Stock.

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

     Off Balance Sheet Arrangements

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources, that are material to investors.

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

                           Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS.

      There are currently no legal actions pending against the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable.

ITEM 5.  OTHER INFORMATION.

      Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.                           Description

    31.1 Certification of CEO and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

    32.1 Certification of CEO and Principal Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

                                      SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN TONERSERV CORP.


Date:   May 22, 2006               By:/s/ Daniel J. Brinker
                                      Daniel J. Brinker
                                      Chief Executive Officer,
                                      Principal Financial Officer