Form 10QSB
period 2006-06-30
AMERICAN TONERSERV CORP.
filed 2006-08-14
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2006

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

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 14, 2006 there were 2,277,188 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]

                            AMERICAN TONERSERV CORP.
                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheet
          June 30, 2006 (Unaudited)  .................................   3

          Condensed Statements of Operations (Unaudited)
          Three Months and Six Months Ended June 30, 2006
          and 2005  ..................................................   4

          Condensed Statements of Cash Flow (Unaudited)
          Six Months Ended June 30, 2006 and 2005 ....................   5

          Notes to Condensed Financial Statements (Unaudited) ........   6

Item 2.   Management's Discussion and Analysis or Plan of Operation ..  13

Item 3.   Controls and Procedures ....................................  16

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  17

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  17

Item 3.   Defaults Upon Senior Securities ............................  17

Item 4.   Submission of Matters to a Vote of Security Holders ........  17

Item 5.   Other Information ..........................................  17

Item 6.   Exhibits ...................................................  17

          Signatures .................................................  18

AMERICAN TONERSERV CORP.
Condensed Balance Sheet
________________________________________________________________________________

                                                                      June 30,
                                                                        2006
                                                                    (unaudited)
                                                                   ------------
ASSETS

Current assets:
     Cash and cash equivalents                                     $     39,281
     Accounts receivable, net                                            65,196
     Prepaid Expenses and deposits                                       17,917
                                                                   ------------
         Total current assets                                           122,394

   Property and equipment, net                                           23,579
                                                                   ------------
         Total Assets                                              $    145,973
                                                                   ============

LIABILITIES & STOCKHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued expenses                         $    549,724
     Convertible notes payable                                           50,000
                                                                   ------------
         Total liabilities, all current                                 599,724
                                                                   ------------


Stockholders' deficit:
     Common stock; $.001 par value, 10,000,000 shares
       authorized; 77,188 shares issued and outstanding                      77
     Convertible preferred stock, $.001 par value
       Series C authorized shares 2,000,000;
       1,067,884 shares issued and outstanding                            1,068
     Additional paid-in capital                                      10,487,301
     Accumulated deficit                                            (10,942,197)
                                                                   ------------
         Total stockholders' deficit                                   (453,751)
                                                                   ------------
         Total Liabilities and Stockholders' Deficit               $    145,973
                                                                   ============








  The accompanying notes form an integral part of these financial statements.



AMERICAN TONERSERV CORP.
Condensed Statements of Operations
(Unaudited)
_____________________________________________________________________________________________

                                       Three months ended June 30,   Six months ended June 30,
                                           2006         2005            2006         2005
                                         ---------    ---------       ---------    ---------
Revenue
     Service                             $  52,911    $  95,220       $ 139,486    $ 229,767
     Toner                                   9,627        3,520          12,948        8,123
                                         ---------    ---------       ---------    ---------

Total Revenue                               62,538       98,740         152,434      237,890
                                         ---------    ---------       ---------    ---------


Cost of sales:
     Service                                22,477       46,935          56,301      129,819
     Toner                                   4,797        2,291           6,795        5,835
                                         ---------    ---------       ---------    ---------

Total Cost of Sales                         27,274       49,226          63,096      135,654
                                         ---------    ---------       ---------    ---------

Gross profit                                35,264       49,514          89,338      102,236

Expenses:
     Salaries and wages                     26,538       54,754          56,376      139,634
     Professional fees and services         33,532       74,546          72,449      102,415
     Sales and marketing                     9,216        7,011           9,781       13,809
     General and administrative             36,956       44,212          83,880      122,519
                                         ---------    ---------       ---------    ---------
                                           106,242      180,523         222,486      378,377

Loss from operations                       (70,978)    (131,009)       (133,148)    (276,141)

Other income (expense):
     Interest expense                      (22,522)     (25,213)        (46,587)     (39,662)
     Change in fair value of
        warrant liability                     --           --            12,827         --
     Gain on claims settlement              26,549         --            37,357         --
                                         ---------    ---------       ---------    ---------

Net Loss                                 $ (66,951)   $(156,222)      $(129,551)   $(315,803)
                                         =========    =========       =========    =========

Net Loss per share:
       Basic and diluted                 $   (0.86)   $   (2.02)      $   (1.67)   $   (4.09)
                                         =========    =========       =========    =========


Weighted average number of common
  shares outstanding:
       Basic and diluted                    77,188       77,188          77,188       77,188
                                         =========    =========       =========    =========




  The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)
________________________________________________________________________________

                                                      Six months ended June 30,
                                                         2006         2005
                                                       ---------    ---------
Cash flow used from operating activities:
     Net loss for the period                           $(129,551)   $(315,803)
                                                       ---------    ---------
Adjustment to reconcile net loss to net
    cash used for operating activities:
        Depreciation                                       4,939        4,136
        Debt discount due to warrants                     15,602        7,038
        Change in fair value of warrant liability        (12,827)        --
        Gain on claims settlement                        (37,357)        --

Changes in assets and liabilities:
    (Increase) decrease in assets:
        Accounts receivable                               15,823       38,399
        Prepaid expenses and deposits                     (8,286)        (227)

    Increase (decrease) in liabilities:
        Accounts payable and accrued expenses            (30,398)     (26,200)
        Deferred revenue                                 (11,587)       2,851
                                                       ---------    ---------
            Net cash used for operating activities      (193,642)    (289,806)
                                                       ---------    ---------

Cash flows used for investing activities:
        Purchase of property and equipment               (13,851)        --

Cash flow provided by financing activities:
        Proceeds from issuance of preferred stock        235,000      300,000
                                                       ---------    ---------
            Net increase in cash                          27,507       10,194

Cash and cash equivalents, beginning of period            11,774       58,115
                                                       ---------    ---------
Cash and cash equivalents, end of period               $  39,281    $  68,309
                                                       =========    =========
Supplementary information:
   Interest expense paid                               $    --      $    --
                                                       =========    =========
Non cash transactions:
   Series C Convertible Preferred stock issued
    on conversion of notes payable and interest
    with warrants                                      $ 832,884    $    --
                                                       =========    =========






  The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
________________________________________________________________________________


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

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
________________________________________________________________________________


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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the six months ended June 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.


AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
________________________________________________________________________________


2.   Basis of Presentation and Summary of Significant Accounting Policies
(continued)

     Stock Based Compensation (Continued):

     There was no impact from the adoption of FAS 123R as the Company had fully accelerated all unvested options effective December 31, 2005. This acceleration had no impact as the options had no value. No new options were granted this period.

     Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123, as amended by FAS 148. Employee stock-based compensation expense recognized under FAS 123R was not reflected in the Company's results of operations for the six months ended June 30, 2006 for employee stock option awards that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

     The pro forma information for the three months and six months ended June
30, 2005 required under FAS 123 was as follows:

                                          Three months ended June 30,   Six months ended June 30,
                                                     2005                         2005
                                          ---------------------------   -------------------------
         Loss for the period
             as reported                           $(156,222)                   $(315,803)

         Add: Employee stock-based
         compensation expense, as reported              --                           --

         Deduct: Employee stock-based
         compensation expense determined
         under the fair value method                    --                           --

Pro forma loss for the period                      $(156,222)                   $(315,803)
                                                   ---------                    ---------

Pro forma - basic and diluted
loss per share                                     $   (2.02)                   $   (4.09)
                                                   ---------                    ---------

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

                                                  June 30,   June 30,
                                                    2006       2005
                                                  --------   --------
         Options                                     5,814     10,339
         Common Stock Warrants                       5,073      5,073

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
________________________________________________________________________________


2. Basis of Presentation and Summary of Significant Accounting Policies (continued)


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

3.   Going concern:

     These condensed financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $129,551 and had negative cash flows from operations of $193,642 for the six month period ended June 30, 2006 and had an accumulated deficit of $10,942,197 and a working capital deficit of $477,330 at June 30, 2006. The Company settled some overdue claims from certain service providers resulting in a net gain of $37,357 during the six months ended June 30, 2006. There was $751,386 of the convertible notes payable exchanged for Preferred C shares in May 2006. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due.

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

     In August 2006, the Company received $75,000 in proceeds from a convertible note. The price at which the note may be converted into Common Stock will be the average price at which the first 1.0 million of Common Stock is sold in a Qualified Offering, as defined in the note.

4.   Recent Accounting Pronouncements:

     In May 2005, the FASB issued SFAS No. 154 ("FAS 154"), "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 in the three months ended March 31, 2006 did not have a material effect on the Company's results of operations, liquidity or capital resources.

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
________________________________________________________________________________


4.   Recent Accounting Pronouncements (continued)

has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the Company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007 for the Company is currently in the process of evaluating the impact of this interpretation on its financial statements.

5.   Convertible Notes

     In May 2006 there was $751,386 of the convertible notes payable with related warrants and $81,498 of related accrued interest on these notes exchanged for Series C Convertible Preferred Stock ("Series C Shares"). A total of 832,884 Series C Shares were issued in exchange for the convertible notes and the interest accrued thereon, along with the warrants that were issued with the convertible notes. The total amount of principal and interest of the convertible notes exchanged for Series C Shares is $832,884. As of June 30, 2006 there were $50,000 of convertible notes outstanding.

6.   Equity

     As of June 30, 2006, the authorized Preferred Stock of the Company consists of 2,000,000 shares of $.001 par value Series C Convertible Preferred Stock ("Series C Shares") of which 1,067,884 shares are issued and outstanding. Each Series C Share will initially be convertible into one share of the Company's common stock.

     On May 8, 2006, the Company entered into binding agreements to issue Series C Shares to accredited investors in a private offering. A total of 1,067,884 Series C Shares were issued in exchange for convertible notes and 235,000 Series C Shares were issued at $1.00 per share for a total of $235,000 in gross proceeds.

     The holders of the Series C Shares will vote together with the holders of common stock on an "as if converted" basis. The holders of the Series C Shares will also be entitled to vote as a separate class as required by Delaware law. Holders of Series C Convertible Preferred Stock will receive dividends only when and if declared by the Board of Directors of the Company and no dividends shall accumulate on the Series C Convertible Preferred Stock.

7.   Warrant Liability

     In conjunction with raising capital through the sale of convertible notes, the Company had previously issued various warrants. The fair value of these warrants at the date of issuance was recorded as a warrant liability on the balance sheet. Due to the conversion of the notes into Series C shares the Company no longer has a warrant liability.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
________________________________________________________________________________


8.   Contingencies and Commitments:

     There are currently no legal actions pending against the Company.

     The Company is subject to claims arising in the ordinary course of business, primarily vendor disputes. The Company settled some overdue claims from certain service providers resulting in a net gain of $37,357 during the six months ended June 30, 2006. It is the opinion of management that the ultimate resolution of these matters will not have a material effect on the financial positions of the Company or result in a substantial impairment of its operations as all legitimate claims have been accrued in accounts payable and accrued expenses.

9.   Subsequent Events:

     On July 5, 2006, the Company entered into a Customer List Purchase Agreement with Computech Print Solutions, Inc. in which the Company acquired Computech's list of customers and related information for $292,000. The terms of the agreement included a $50,000 down payment and a non interest bearing note for $242,000 with monthly payments of $8,000. The monthly payments are contingent upon the purchased customer list achieving certain revenue levels consistent with past performances while maintaining a 40% gross margin. Computech has been engaged in the distribution of remanufactured laser toner cartridges, primarily to business customers. The Company intends to use the customer list to solicit sales of remanufactured toner cartridges to increase the Company's sales of such products.

     On July 7, 2006, 1,750,000 shares of common stock were issued to the below listed individuals in the amounts set forth opposite their names. These are being issued to such individuals in payment for services rendered to the Corporation under the terms and conditions set forth in the Stock Compensation Agreements entered on this date for the following individuals: Dan Brinker (603,448), Aaron Brinker (482,759), Tom Hakel (301,724), Bill Robotham (241,379)
and Basilio Chen (120,690). The value of such shares is $0.15 per share.

     On July 7, 2006, 450,000 shares of common stock were issued to the below listed entities or individuals in the amounts set forth opposite their names. These shares are being issued in exchange for, payment for services rendered to the Company by such entities or individuals or in cancellation of indebtedness for money advanced by such individuals to the Corporation: BRAM Enterprises (200,000), Fort Holdings Ltd. (150,000) and Ryan Vice (100,000). The value of such shares is $0.15 per share.

     On July 7, 2006, the Company's Board of Directors entered into a Corporate Development and Consulting Agreement with Fort Holdings Ltd., a British Virgin Island corporation ("Fort Holdings"), under which Fort Holdings will provide corporate and business development, planning and financial consulting services to the Corporation. As compensation for these services, Fort Holdings received a $10,000 retainer and 150,000 shares of the Company's Common Stock. Fort Holdings will be required to return 50,000 shares in the event that the corporate development plan is not completed and 100,000 shares if Fort Holdings terminates the Corporate Development and Consulting Agreement within six months of entering into the agreement.

     On July 10, 2006, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation of the Corporation to increase the number of shares of capital stock authorized to 500,000,000 (450,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock) and to effect a one (one) for ten (10) stock split. The amendment has not yet been filed with the Delaware Secretary of State and is not yet effective.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
________________________________________________________________________________


9.   Subsequent Events (continued)

     On July 10, 2006, the Company's shareholders approved an amendment to the Stock Option Plan ("Plan") which increased the number of shares of Common Stock authorized and reserved for issuance under the terms of the Plan by four hundred fifty thousand (450,000) shares, for an aggregate of seven hundred thousand (700,000) shares reserved and authorized for issuance under the Plan.

     In August 2006, the Company received a $75,000 investment from BRAM Enterprises for which it received a convertible note. The price at which the note may be converted into Common Stock will be the average price at which the first $1.0 million of Common Stock is sold in a Qualified Offering, as defined in the note.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     This Report contains statements that may contain forward-looking statements, concerning the Registrant's future operations and planned future acquisitions and other matters and the Registrant intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements include statements relating to, among other things, the ability of the Registrant to continue as a going concern.

     The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors set forth under "Risk Factors" in its Registration Statement on Form SB-2, which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2005 and the related notes, contained in the Company's Annual Report on Form 10-KSB and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB.


Three Months and Six Months Ended June 30, 2006 and 2005

     Revenue. Revenue for the three months ended June 30, 2006 ("Q2 2006") was $62,538 as compared to $98,740 for the three month period ended June 30, 2005 ("Q2 2005"). Revenue for the six month period ended June 30, 2006 ("YTD 2006") was $152,434 compared to $237,890 for the six month period ended June 30, 2005 ("YTD 2005").

     The decrease in revenue in Q2 2006 was primarily due to the loss of service contracts on equipment as customers replaced used equipment with new equipment with factory warranties. In addition the Company experienced a reduction in the renewal of service contract business due to customer cost cutting measures. Revenues from the sale of toner cartridges increased by $6,107 for three months ended June 30, 2006 compared to 2005. Toner revenue for the six month period ending June 30, 2006 increased by $4,825 compared to 2005. The Company does not anticipate that it will generate any significant new revenue until the Company implements a new business strategy and plan. There can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to implement a business plan.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q2 2006 decreased to $35,264 from $49,514 in Q2 2005. Gross profit YTD 2006 was $89,338 as compared to $102,236 in YTD 2005. The gross profit margin in Q2 2006 was 56% compared to a gross profit margin for Q2 2005 of 50%. The gross profit margin YTD 2006 was 59% compared to a gross profit margin in YTD 2005 of 43%. The Company has been able to maintain its gross margins on lower revenues due to the variable cost of its service provider network and renegotiated pricing on its toner cartridges.

     Salaries and Wages. Salaries and Wages expenses were $26,538 for Q2 2006 compared to $54,754 in Q2 2005. Salaries and Wage expenses for YTD 2006 were $56,376 compared to $139,634 in YTD 2005. The decrease was due to a reduction in staff caused by a drop in revenue. The staff was reduced by an accounting clerk, a customer service representative and the Chief Operating Officer and President resigned in 2005.

     Professional Fees and Services. Professional Fees and Services expenses were $33,532 in Q2 2006 compared to $74,546 in Q2 2005. Professional Fees and Services for YTD 2006 were $72,449 compared to $102,415 in YTD 2005. This decrease was primarily due to more expenditures for professional fees related to the preparation and filing of the Company's financial statements in 2005.

     Sales and Marketing. Sales and marketing expenses were $9,216 for Q2 2006 and $7,011 in Q2 2005. Sales and marketing expenses for YTD 2006 were $9,781 compared to $13,809 in YTD 2005. This decrease was primarily due to a reduction in staff.

     General and Administrative. General and Administrative expenses were $36,956 in Q2 2006 and $44,212 in Q2 2005. General and Administrative expenses for YTD 2006 were $83,880 compared to $122,519 in YTD 2005. This decrease in expense was primarily due to a decrease in insurances, office supplies and other administrative expenses.

     Other Income (Expense). The Q2 2006 had a decrease of $2,691 in interest expenses relating to convertible notes payable over Q2 2005. There was a gain on claims settlement of $26,549 in Q2 2006 compared to none in Q2 2005. For YTD 2006 interest expense increased by $6,925 compared to YTD 2005. There was a change in the fair value of the warrant liability of $12,827 for YTD 2006 compared to none in YTD 2005. There was a gain on claims settlement of $37,357 for YTD 2006 compared to none in YTD 2005.

     Net Loss. The net loss for the three months ended June 30, 2006 was $66,951 and compared to $156,222 for the three months ended June 30, 2005. The net loss for the six months ended June 30, 2006 was $129,551 compared to a net loss of $315,803 for the six months ended June 30, 2005. The decrease in the net loss of $89,271 for Q2 2006 and $186,252 for YTD 2006 was attributable to a drop in revenue offset by an improvement in the gross margin percentage resulting in a decrease in gross profit margins, offset by a drop in operating expenses.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Loss per Share. The net loss per share in Q2 2006 was $(0.86) compared to a loss of $(2.02) in Q2 2005. The net loss per share in YTD 2006 was $(1.67) compared to a loss of $(4.09) in YTD 2005.

Liquidity and Capital Resources

     At June 30, 2006, the Company had a working capital deficit of $477,330 including cash and equivalent balances of $39,281 down from a working capital deficit balance of $1,364,697 at March 31, 2006 including cash and equivalent balances of $12,157. The decrease in the working capital deficit relates primarily to the exchange of the convertible notes payable and accrued interest for Series C Convertible Preferred Stock. In addition, $235,000 of capital was raised from the sale of Series C Convertible Preferred Stock for cash which was used to reduce accounts payable and accrued expenses.

     Accounts receivable decreased $36,002 from $101,198 at March 31, 2006 to $65,196 at June 30, 2006. This was due primarily to the loss of full service maintenance contracts that did not renew during Q2 2006.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers, decreased from $793,083 at March 31, 2006 to $549,724 at June 30, 2006. This decrease was due primarily to the exchange of $81,497 in accrued interest on convertible notes into Preferred C shares.

     The Company has entered into no derivative financial instrument arrangements for the three months ended June 30, 2006 and the six months ended June 30, 2006.

     The Company received $235,000 through the issuance of Preferred C shares during the three months ended June 30, 2006.

     The Company currently has no external sources of liquidity.

     During YTD 2006 the Company used $193,642 in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable. In August 2006, the Company received a $75,000 investment from BRAM Enterprises for which it received a convertible note. The price at which the note may be converted into Common Stock will be the average price at which the first $1.0 million of Common Stock is sold in a Qualified Offering, as defined in the note.

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

     Sufficiency of Working Capital

     As of June 30, 2006, the Company had net working capital deficit of $477,330. The Company has inadequate financial resources to sustain its business activities. The Company has no ability to generate positive cash flows from operations.

     In May 2006, the Company received $235,000 in cash in connection with the offering of shares of Series C Convertible Preferred Stock. In August 2006, the Company received $75,000 in proceeds from the Convertible Note Offering. These proceeds will be used for working capital.

     The Company estimates that it will need to raise an additional $750,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

     The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize on its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

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

     Other Matters

     In the event the Company experiences substantial growth in the future, the Company's business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

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

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).


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





                                              AMERICAN TONERSERV CORP.



Date:    August 14, 2006                       By: /s/ Daniel J. Brinker
                                                 --------------------------
                                                 Daniel J. Brinker
                                                 Chief Executive Officer



                                              By: /s/ Ryan Vice
                                                 --------------------------
                                                 Ryan Vice
                                                 Chief Financial Officer