Form 10QSB
period 2006-09-30
AMERICAN TONERSERV CORP.
filed 2006-11-14
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2006

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

              475 Aviation Blvd. Suite 100, Santa Rosa, CA 95403
                   (Address of Principal Executive Offices)

                                (800) 736-3515
                (Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 14, 2006 there were 22,781,880 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]





                           AMERICAN TONERSERV CORP.
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheet
          September 30, 2006 (Unaudited)  ............................   3

          Condensed Statements of Operations (Unaudited)
          Three Months and Nine Months Ended September 30, 2006
          and 2005  ..................................................   4

          Condensed Statements of Cash Flow (Unaudited)
          Nine Months Ended September 30, 2006 and 2005 ..............   5-6

          Notes to Condensed Financial Statements (Unaudited) ........   7-19

Item 2.   Management's Discussion and Analysis or Plan of Operation ..  20

Item 3.   Controls and Procedures ....................................  24

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  24

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  24

Item 3.   Defaults Upon Senior Securities ............................  24

Item 4.   Submission of Matters to a Vote of Security Holders ........  24

Item 5.   Other Information ..........................................  25

Item 6.   Exhibits ...................................................  25

          Signatures .................................................  25

                                     2




AMERICAN TONERSERV CORP.
Condensed Balance Sheet
                                                          September 30,
                                                              2006
                                                           (unaudited)
                                                          -------------
ASSETS

Current assets:
  Cash and cash equivalents                               $    203,235
  Accounts receivable, net                                      56,130
  Prepaid expenses and other current assets                     12,103
  Deferred compensation                                         28,627
                                                          ------------
     Total current assets                                      300,095

Customer lists, net                                            347,382
Property and equipment, net                                     27,674
Deposits                                                         7,110
                                                          ------------
     Total Assets                                         $    682,261
                                                          ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued expenses                   $    564,136
  Convertible notes payable, net - current portion             143,195
  Other liabilities, net - current portion                      50,521
  Deferred revenue                                              35,357
                                                          ------------
     Total current liabilities                                 793,209

Long-term liabilities:
  Convertible notes payable, related parties                   375,000
  Convertible notes payable (net of unamortized
   discount of $11,479)                                        208,377
  Other liabilities (net of unamortized discount
   of $4,105)                                                   35,724
  Warrant liabilities                                           43,922
                                                          ------------
     Total long-term liabilities                               663,023
                                                          ------------
     Total Liabilities                                       1,456,232
                                                          ------------
Commitments and contingencies

Stockholders' deficit:
  Convertible preferred stock, $.001 par value
    Series C authorized shares 50,000,000; 1,067,884
    shares issued and outstanding (liquidation
    preference of $1,067,884)                                    1,068
  Common stock; $.001 par value, 450,000,000 shares
    authorized; 22,771,880 shares issued and outstanding        22,772
  Additional paid-in capital                                10,877,109
  Accumulated deficit                                      (11,674,920)
                                                          ------------
     Total stockholders' deficit                              (773,971)
                                                          ------------
     Total Liabilities and Stockholders' Deficit          $    682,261
                                                          ============

The accompanying notes form an integral part of these condensed financial statements.
                                     3



AMERICAN TONERSERV CORP.
Condensed Statements of Operations
(Unaudited)



                                               Three months ended        Nine months ended
                                                  September 30,            September 30,
                                             ----------------------    ----------------------
                                                 2006        2005         2006         2005
                                             ----------   ---------    ---------    ---------
Revenues:
 Service                                     $   32,895   $ 119,590    $ 172,381    $ 349,357
 Toner                                          140,057       2,855      153,005       10,978
                                             ----------   ---------    ---------    ---------
Total Revenues                                  172,952     122,445      325,386      360,335
                                             ----------   ---------    ---------    ---------
Cost of sales:
 Service                                         22,597      85,385       78,898      215,204
 Toner                                           94,934       1,987      101,729        7,822
                                             ----------   ---------    ---------    ---------
Total Cost of Sales                             117,531      87,372      180,627      223,026
                                             ----------   ---------    ---------    ---------
Gross profit                                     55,421      35,073      144,759      137,309

Operating Expenses:
 Salaries and wages                             305,758      28,600      362,133      168,234
 Professional fees and services                 243,356      24,671      315,805      127,086
 Sales and marketing                              6,094       4,556       15,875       18,365
 General and administrative                      75,927      64,534      159,807      187,053
                                             ----------   ---------    ---------    ---------
Total Operating Expenses                        631,135     122,361      853,620      500,738
                                             ----------   ---------    ---------    ---------
Loss from operations                           (575,714)    (87,288)    (708,861)    (363,429)

Other income (expense):
 Fair value of convertible debt                (150,172)       -        (150,172)        -
 Interest expense                                (6,838)    (24,168)     (53,425)     (63,830)
 Change in fair value of warrant liability         -           -          12,827         -
 Gain on claims settlement                         -           -          37,357         -
                                             ----------   ---------    ---------    ---------
Net Loss                                     $ (732,724)  $(111,456)   $(862,274)   $(427,259)
                                             ==========   =========    =========    =========
Net Loss per share:
 Basic and diluted                           $    (0.03)  $   (0.14)   $   (0.11)   $   (0.55)
                                             ==========   =========    =========    =========
Weighted average number of shares
 outstanding:
  Basic and diluted                          21,337,097     771,880    7,702,283      771,880
                                             ==========   =========    =========    =========






The accompanying notes form an integral part of these condensed financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                       Nine months ended
                                                          September 30,
                                                       2006         2005
                                                     ---------    ---------

Cash flow from operating activities:
 Net loss for the period                             $(862,274)   $(427,259)
Adjustment to reconcile net loss to net cash
 used in operating activities:
  Depreciation                                           7,957        6,204
  Amortization                                          13,250       11,269
  Change in fair value of warrant liability            (12,827)        -
  Fair value of convertible debt                       150,172         -
  Gain on claims settlement                            (37,357)        -
  Stock compensation                                   262,500         -
  Stock based compensation - consultants                91,376         -
  Bad debt                                                -             741

Changes in operating assets and liabilities:
 (Increase) decrease in assets:
   Accounts receivable                                  24,889       39,138
   Prepaid expenses and other current assets            (2,475)        (396)
   Deposits                                             (7,110)        -

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                 24,619        8,679
  Deferred revenue                                      23,770       11,360
                                                     ---------    ---------
     Net cash used in operating activities            (323,510)    (350,264)
                                                     ---------    ---------
Cash flow from investing activities:
  Purchase of customer lists                           (55,000)        -
  Purchase of property and equipment                   (20,964)        -
                                                     ---------    ---------
     Net cash used in investing activities             (75,964)        -
                                                     ---------    ---------
Cash flow from financing activities:
  Proceeds from issuance of preferred stock            235,000      300,000
  Proceeds from issuance of convertible notes payable  375,000         -
  Payment of debt on customer list acquisitions        (24,065)        -
  Proceeds from issuance of common stock                 5,000         -
                                                     ---------    ---------
     Net cash provided by financing activities         590,935      300,000
                                                     ---------    ---------
     Net increase (decrease) in cash                   191,461      (50,264)

Cash and cash equivalents, beginning of period          11,774       58,115
                                                     ---------    ---------
Cash and cash equivalents, end of period             $ 203,235    $   7,851
                                                     =========    =========
Supplementary information:
  Interest paid                                      $   7,503    $  10,974
                                                     =========    =========

The accompanying notes form an integral part of these condensed financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Cash Flows (Continued)
Increase (Decrease) in Cash and Cash Equivalents
(Unaudited)

                                                       Nine months ended
                                                          September 30,
                                                       2006         2005
                                                     ---------    ---------

Non cash investing and financing transaction:
 Series C Convertible Preferred stock issued
  on conversion of notes payable and interest
  with warrants                                      $ 832,884    $    -
                                                     =========    =========
Issuance of convertible notes payable and other
 liabilities for acquisition of customer lists       $ 316,935    $    -
                                                     =========    =========
Deferred compensation on restricted stock and
 option grants to  non-employees                     $  36,719    $    -
                                                     =========    =========
Warrant liabilities in connection with the
 issuance of convertible debt                        $  43,922    $    -
                                                     =========    =========
Issuance of common stock to settle accounts
 payable                                             $  25,000    $    -
                                                     =========    =========



























The accompanying notes form an integral part of these condensed financial statements.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

1.   The Company

     Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995 the Company changed its name to "Q MATRIX, Inc." During 2005, the Company changed its name to AMERICAN TONERSERV CORP. (the "Company"). The Company is a national distributor of compatible printer toner cartridges. The Company services printers and other office equipment through its Preferred Provider Network.

2. Basis of Presentation and Summary of Significant Accounting Policies Unaudited Interim Financial Information:

     The accompanying unaudited condensed financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with generally accepted accounting principles. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

     Estimates:

     The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments:

     For certain of the Company's financial instruments, including accounts receivable, accounts payable, accrued expenses, other liabilities and warrants, the carrying amounts approximate fair value due to the short-term nature of these items. Accounts receivable are shown net of allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company uses specific identification, which includes a reserve on older balances that are disputed or in cases where the Company has knowledge of a
potential customer payment issue.   The amounts owed on notes payable also
approximate fair value, because the interest rates and terms are offered to the Company at current market rates. On long term debt that is interest free an implied interest rate is used to discount the liabilities. The Black-Scholes model is used to value warrants and options. The conversion option, included as a component of convertible debt, is valued using an estimated PIPE price equal to a 20% discount off the fair market value of the stock.

     Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from three to seven years. Leasehold improvements are depreciated on a straight line basis over the lesser of the lease term or estimated useful life.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

2.   Basis of Presentation and Summary of Significant Accounting Policies
     Continued)

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

     Time and Materials Maintenance Contracts - Revenue for equipment service calls initiated by the customer. All work is billed based on actual time and materials. The revenue is recognized (and billed) as the service is provided.

     Full Service Maintenance Contracts - Revenue for fixed fee equipment service contracts (annual contracts for the first year of service; contracts are billed quarterly thereafter with a ninety day cancellation provision). Revenues are recognized on a straight-line basis over the life of the contract.

     Deferred Revenue:

     Contract revenue for full-service contracts is recognized by the straight line method over the life of the contract with the unearned portion shown as deferred revenue in the accompanying balance sheet. Deferred revenue is also recorded due to the Company's government customers prepaying for toner orders before they are shipped.

     Stock Based Compensation:

     The Company has a stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under the Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2005 plan was 7,000,000 at September 30, 2006. On October 2, 2006 the Board of Directors authorized a 1,400,000 increase in the Plan to 8,400,000 shares. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. As of September 30, 2006, no new options will be granted under the 1995 Plan plan and there were 46,343 options outstanding under the 1995 Plan.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

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

     The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the nine months ended September 30, 2006 reflect the impact of adopting FAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123R.

     There was no impact from the adoption of FAS 123R as the Company had accelerated vesting for unvested options effective December 31, 2005.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options was $14,501 ($0.00 per share) for each of the three- and nine-month periods ended September 30, 2006. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the nine months ended September 30, 2006.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                               Three months ended      Nine months ended
                               September 30, 2006      September 30, 2006
                               ------------------      ------------------
     Dividend yield                  None                     None
     Expected volatility             35.0%                    35.0%
     Risk-free interest rate       4.7%-5.1%                4.7%-5.1%
     Expected terms (years)        5.7 - 6.3                5.7 - 6.3

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________


2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (Continued):

     The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical data does not yet exist for the Company's stock.

     Pro Forma Information for Periods Prior to 2006:

     Prior to the adoption of FAS 123R, the Company provided the disclosures required under FAS 123 "Accounting for Stock Based Compensation", as amended by FAS 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". Employee stock-based compensation expense recognized under FAS 123 was reflected in the Company's results of operations for the nine months ended September 30, 2005 for employee stock option awards that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant.

     The pro forma information for the three months and nine months ended September 30, 2005 required under FAS 123 was as follows:

                                   Three months ended   Nine months ended
                                   September 30, 2005   September 30, 2005
                                   ------------------   ------------------
Loss for the period
as reported                             $(111,456)          $(427,259)

Add: Employee stock-based
compensation expense, as reported            -                   -

Deduct: Employee stock-based
compensation expense determined
under the fair value method                  -                    -

Pro forma loss for the period           $(111,456)           $(427,259)
                                        ---------            ---------
Pro forma - basic and diluted
loss per share                          $   (0.01)           $   (0.06)
                                        ---------            ---------

     The Company accounts for restricted stock and options to non-employees in accordance with EITF 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. The Company records the fair value of such restricted stock and options as deferred compensation at the date of issuance and recognizes compensation pro rata over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (Continued):

     Net Loss per Share:

     Net loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share are computed similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants and conversion of convertible debt, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since the impact of outstanding options and warrants is antidilutive.

     All numbers of shares and per share amounts in this filing have been adjusted to give effect to the reverse and forward splits, unless otherwise stated.

     The following securities could potentially dilute basic earnings per share in the future:

                                                September 30,   September 30,
                                                    2006            2005
                                                -------------   -------------
Options                                           5,950,000        10,339
Common Stock Warrants                             1,500,000         5,073
Convertible debt                                  3,541,666          -

     Convertible debt was calculated based on $425,000 of convertible notes outstanding using an estimated conversion price of $0.12 per share, which represents a discount of 20%, the estimated discount of a PIPE ("Private Investment in a Public Entity") offering, of the fair value of common stock $0.15 per share at September 30, 2006.

     Convertible Debt Securities:

     The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" the Company accounts for such securities on the balance sheet as a component of the overall fair value of the securities. The Company estimates fair value based on the intrinsic value of common stock by determining the difference between the total shares converted at fair value and the total shares converted at a 20% discount, which is the estimated discount of a PIPE offering.

     Warrants and Detachable Warrants:

     The Black Scholes option pricing method was used to value the warrants and detachable warrants. A $0.15 per share value was attached to the warrants, a 35% volatility and a risk free interest rate ranging from 4.7 to 5.1% based on the estimated life of 1.5 years of the warrants.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Warrants and Detachable Warrants (Continued):

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the company, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The total warrant liabilities as of September 30, 2006 was $43,922.

     Customer Lists:

     The Company entered into two purchase agreements to acquire customer lists during the three months ended September 30, 2006. The Company accounts for the purchase of these customer lists at cost, net of discounts, if any, less accumulated amortization. These customer lists are amortized using the straight line method over an estimated useful life of seven years.

     The Company uses debt to purchase the customer lists. The debt is interest free so the Company discounts these notes using an imputed interest rate of 10%. The discounts on the notes are amortized over the term of the notes.

3.   Going concern:

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $862,274 and had negative cash flows from operations of $323,510 for the nine month period ended September 30, 2006 and had an accumulated deficit of $11,674,920 and a working capital deficit of $493,113 at September 30, 2006. The Company settled overdue claims from certain service providers resulting in a net gain of $37,357 during the nine months ended September 30, 2006. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. The Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. It is management's objective to seek additional capital and funding sources to finance its future operations. The Company raised $375,000 through a private offering during the 3 months ended September 30, 2006.

     The condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

4.   Recent Accounting Pronouncements:

     In May 2005, the FASB issued SFAS No. 154 ("FAS 154"), "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS 154 in the nine months ended September 30, 2006 did not have a material effect on the Company's results of operations, liquidity or capital resources.

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the Company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007. The Company is currently in the process of evaluating the impact of this interpretation on its financial statements.

5.   Customer List Acquisitions

     On July 5, 2006, the Company entered into a Customer List Purchase Agreement with Computech Print Solutions, Inc. ("Computech") in which the Company acquired Computech's list of customers and related information for $292,000. The terms of the agreement included a $50,000 down payment and a note for $242,000 with interest imputed at 10% and monthly payments of $8,000. The monthly payments are contingent upon the purchased customer list achieving certain revenue levels consistent with past performances while maintaining a 40% gross margin over a two year period. After the two year term of the note a $50,000 balloon payment is due in cash or can be converted at the option of the note holder. The conversion price will be at a 20% discount to the PIPE Offering, but can be no less than $0.20 per share. The note has been discounted at 10% and is being amortized over the two year term of the note. In addition to the payments listed above, Computech will be entitled to receive a bonus payment if the gross margin from sales generated from the customer list is above $220,000 for any fiscal year during the first two years. The bonus payment would be equal to 30% of gross margin in excess of $220,000.

     On August 26, 2006, the Company entered into a Customer List Purchase Agreement with Laser Cartridge Recharge Systems, Inc. in which the Company acquired Laser Cartridge Recharge Systems, Inc. list of customers and related information for $104,000. The terms of the agreement included a $5,000 down payment and monthly payments of 25% of gross sales for year one and 20% of gross sales for year two. These payments are assuming annual gross sales of $220,000. The liability associated with this purchase has been discounted at 10% and will be amortized over the two year term.

     These companies are distributors of remanufactured laser toner cartridges, primarily to business customers. The Company intends to use the customer lists to solicit sales of remanufactured toner cartridges to increase the Company's sales of such products.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

6.   Convertible Notes

     On September 18, 2006, the Company completed the sale of seven and one half Units of securities in a private offering at a purchase price of $50,000 per Unit. Each Unit consists of a 10% Convertible Note in the principal amount of $49,999 (the "Notes") and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at the rate of 10% per annum and become due and payable in full two years after issuance. The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of Common Stock by the Company in a PIPE offering resulting in gross proceeds of not less than $3,000,000 (a "$3 Million Qualified Offering"). The conversion term will expire six months after the Company completes a $3 Million Qualified Offering. The Notes will be automatically converted into shares of common stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $5,000,000 (a "$5 Million Qualified Offering").The price at which this Note may be converted into Common Stock (the "Conversion Price") shall be the average price at which the first $1.0 million of Common Stock is sold in a $3 Million or $5 Million Qualified Offering, whichever may occur.

     The conversion option feature of these notes has been valued based on a 20% discount of the stock at $0.15 per share, which is the estimated discount in a PIPE offering. This conversion option is included in the fair value of these notes. These notes also contain detachable warrants equal to 40% of the face value of the note. In assessing the fair value of the warrant grants, the Company recorded the fair value of these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which in the absence of a market for shares through September 30, 2006, was based on estimates of fair value made by our Board of Directors.

     In May 2006, $751,386 of convertible notes payable issued in May 2005 and $81,498 of related accrued interest on these notes, which were originally to be converted into shares of common stock, were exchanged for Series C Convertible Preferred Stock ("Series C Shares"). In addition, the warrants to purchase $1,127,079 were terminated. A total of 832,884 Series C Shares were issued in exchange for the convertible notes and the interest accrued thereon, along with the termination of warrants issued with the convertible notes. This did not result in an expense for the induced conversion because the note holders did not receive additional consideration to convert the notes payable to Series C preferred shareholders. As of September 30, 2006 there was $50,000 of convertible notes outstanding.

     In calculating the warrant liability, the fair value of each warrant is estimated at the end of each period using the Black-Scholes model and the following weighted average assumptions:

                             Three months ended      Nine months ended
                             September 30, 2006      September 30, 2006
                             ------------------      ------------------
    Dividend yield                 None                     None
    Expected volatility            35.0%                    35.0%
    Risk-free interest rate         4.0%                     4.0%
    Expected terms (years)          1.5                      1.5

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

7.   Preferred Stock

     In May 2006, the Company issued 1,067,884 Series C Shares in exchange for convertible notes and the interest accrued thereon totaling $832,884 (see
Note 6) and cash of $235,000.

     The Series C Shares are convertible into ten shares of the Company's common stock. The holders of the Series C Shares will vote together with the holders of common stock on an "as if converted" basis. The holders of the Series C Shares will also be entitled to vote as a separate class as required by Delaware law. Holders of Series C Convertible Preferred Stock will receive dividends only when and if declared by the Board of Directors of the Company and no dividends shall accumulate on the Series C Convertible Preferred Stock.

8.   Stock-based Compensation

     On July 7, 2006, 17,500,000 shares of common stock were issued to the below listed individuals in the amounts set forth opposite their names. These are being issued to such individuals in payment for services rendered to the Corporation under the terms and conditions set forth in the Stock Compensation Agreements entered on this date for the following individuals:
Dan Brinker (6,034,480), Aaron Brinker (4,827,590), Tom Hakel (3,017,240),
Bill Robotham (2,413,790) and Basilio Chen (1,206,900). The fair value of such shares is $0.015 per share, as determined by the Board of Directors. Total compensation recognized during the three months ended September 30, 2006 relating to this stock was $262,500.

     On July 7, 2006, 4,500,000 shares of common stock, of which 2,500,000 shares were restricted (see Note 9), were issued to the below listed entities or individuals in the amounts set forth opposite their names. These shares are being issued in exchange for, payment for services rendered to the Company by such entities or individuals or in cancellation of indebtedness for money advanced by such individuals to the Corporation: BRAM Enterprises (2,000,000), Fort Holdings Ltd. (1,500,000 - restricted) and Ryan Vice (1,000,000 - restricted). The fair value of such shares is $0.015 per share, as determined by the Board of Directors. Total compensation recognized during the 3 months ended September 30, 2006 relating to restricted stock was $76,875.

9.   Restricted Stock

     On July 7, 2006, the Company's Board of Directors entered into a Corporate Development and Consulting Agreement with Fort Holdings Ltd., a British Virgin Island corporation ("Fort Holdings"), under which Fort Holdings will provide corporate and business development, planning and financial consulting services to the Corporation. As compensation for these services, Fort Holdings received a $10,000 retainer and 1,500,000 shares of the Company's Common Stock. Fort Holdings will be required to return 500,000 shares in the event that the corporate development plan is not completed and 1,000,000 shares if Fort Holdings terminates the Corporate Development and Consulting Agreement within six months of entering into the agreement. The fair value of this stock when granted was $0.015 per share.

     On July 7, 2006 the Board of Directors granted 1,000,000 shares of restricted stock for services already provided by Ryan Vice prior to him becoming Chief Financial Officer of the Company. These shares are subject to the employee's continued service of two years to the Company. The fair value of this stock when granted was $0.015 per share.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

9.   Restricted Stock (Continued)

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares. Prior to the implementation of SFAS 123R, the Company had not issued any restricted stock. Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for Ryan Vice, Chief Financial Officer.

     The amount of expense for each of the three and nine-month periods ended September 30, 2006 related to restricted stock that would have been included in the consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees was $1,875 ($0.00 per share). The amount of expense for each of the three and nine-month periods ended September 30, 2006 related to restricted stock for non-employees was $75,000. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the nine months ended September 30, 2006.

     A summary of the changes in restricted stock outstanding during the nine months ended September 30, 2006 is presented below:

                                                           Weighted Average
                                                              Grant Date
                                            Shares            Fair Value
                                           ---------       ----------------
Non-vested shares at January 1, 2006           -                   -
 Granted                                   2,500,000            $0.015
  Vested                                       -                   -
  Forfeited/Expired                            -                   -
Non-vested shares at September 30, 2006    2,500,000            $0.015

     As of September 30, 2006, there was $28,125 of total unrecognized compensation cost related to restricted stock, of which $15,000 is recorded as deferred compensation. The weighted average vesting period remaining for the restricted stock is 1.4 years.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

10. Certificate of Incorporation Amendment

     On March 16, 2006, American TonerServ Corp. (the "Company") filed a Certificate of Amendment to the Certificate of Incorporation of the Company. The Certificate of Amendment was filed to effect a one for one-hundred reverse split of the shares of the Company's common stock outstanding.

     On July 10, 2006, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation of the Corporation to increase the number of shares of capital stock authorized to 500,000,000 (450,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock) and to effect a one for ten stock split which became effective on August 21, 2006.

11. Stock Option Plan

     On July 10, 2006, the Company's shareholders approved an amendment to the Company's 2005 Stock Option Plan (the "Option Plan") which increased the number of shares of Common Stock authorized and reserved for issuance under the terms of the Option Plan by 4,500,000 shares, for an aggregate of 7,000,000 shares reserved and authorized for issuance under the Option Plan. These shares reflect the ten for one stock split.

     On September 19, 2006, the Board of Directors granted options to purchase a total of 5,650,000 shares of common stock to our four executive officers. These options were issued post stock split. The weighted average exercise price of these options was $0.153 per share with a vesting period of four years. The board also granted 50,000 shares each to two employees, which vest over four years and are exercisable at $.15 per share.

     On September 19, 2006, the Board of Directors also granted options to purchase 240,000 shares to a consultant, which vest over 12 months. These options are exercisable at $0.15 per share. Compensation expense recognized during the three months ended September 30, 2006 was $592. Deferred compensation relating to these shares at September 30, 2006 was $13,626.

     On September 29, 2006, the Board of Directors of the Company approved an amendment to the Plan to increase the number of shares reserved for issuance under the Plan from 7,000,000 shares to 8,400,000 shares. Also on September 29, 2006, the shareholders of the Company approved the amendment by the consent of certain shareholders holding a majority of the shares outstanding.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11. Stock Option Plan (Continued)

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2006 is presented below:



                                                              Weighted
                                                              Average
                                                 Weighted     Remaining
                                                 Average      Contractual    Aggregate
                                                 Exercise     Term           Intrinsic
                                     Shares      Price        (Years)        Value
                                    ---------    ---------    -----------    ---------
Outstanding at January 1, 2006           -           -             -             -
  Granted                           5,990,000     $0.153          10             -
  Exercised                              -           -             -             -
  Forfeited/Expired                   (40,000)    $0.150           -             -
                                    ---------     ------         ---            ----
Outstanding at September 30, 2006   5,950,000     $0.153          10             -

Exercisable at September 30, 2006      34,667     $0.150          10             -
                                     ========     ======         ===            ====




     The weighted average grant date fair value of options granted during each of the three and nine-month periods ended September 30, 2006 was $0.06.

     A summary of the status of non-vested shares at September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

                                                       Weighted
                                                       Average
                                                       Grant Date
                                          Shares       Fair Value
                                         ---------     -----------
Non-vested shares at January 1, 2006         -             -
 Granted                                 5,990,000       $0.153
 Vested                                    (34,667)      $0.150
 Forfeited/Expired                         (40,000       $0.150
                                         ---------       ------
Non-vested shares at September 30, 2006  5,915,333       $0.153
                                         =========       ======

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11.  Stock Option Plan (Continued)

     As of September 30, 2006, there was approximately $340,000 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 3.8 years. The total fair value of options vested was $5,200 during each of the three and nine-month periods ended September 30, 2006. No options were exercised during the three and nine-month periods ended September 30, 2006.

12. Commitments and Contingencies

    There are currently no legal actions pending against the Company. In the past, we have been subject to claims arising in the ordinary course of business, primarily vendor disputes. We settled some overdue claims from certain service providers during the nine months ended September 30, 2006. There are currently no such claims outstanding.

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

13.  Subsequent Events

     On October 2, 2006, the Board of Directors granted options to purchase 300,000 shares to each of the Company's three Directors. These options vest over a period of 24 months and are exercisable at $0.165 per share.

     On October 2, 2006, the Board of Directors also granted options to purchase 50,000 shares of common stock to a consultant that are exercisable at $0.15 per share. These options vested immediately.

     On October 2, 2006, the Board of Directors granted options to purchase 200,000 shares to a consultant who will serve on the Company's Advisory Board. These options are exercisable at $0.15 per share and will vest as to 16,667 shares per month.

     On October 5, 2006, Curtis Kahnberg was hired as Vice President of Operations. He was granted options to purchase 300,000 shares. These options vest over a four year period and are exercisable at $0.15 per share.

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

Three Months and Nine Months Ended September 30, 2006 and 2005

     Revenue. Revenue for the three months ended September 30, 2006 ("Q3 2006") was $172,952 as compared to $122,445 for the three month period ended September 30, 2005 ("Q3 2005"). Revenue for the nine month period ended September 30, 2006 ("YTD 2006") was $325,386 compared to $360,335 for the nine month period ended September 30, 2005 ("YTD 2005").

     The increase in revenue in Q3 2006 was primarily due to the increase in toner revenue. Revenues from the sale of toner cartridges increased by $137,202 for three months ended September 30, 2006 compared to 2005. Toner revenue for the nine month period ending September 30, 2006 increased by $142,027 compared to 2005. Toner revenues increased due to the acquisition of the customer lists of Computech Print Solutions, Inc. and Laser Cartridge Recharge Systems, Inc.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q3 2006 increased to $55,421 from $35,073 in Q3 2005. Gross profit YTD 2006 was $144,759 as compared to $137,309 in YTD 2005. The gross profit margin in Q3 2006 was 32% compared to a gross profit margin for Q3 2005 of 29%. The gross profit margin YTD 2006 was 44% compared to a gross profit margin in YTD 2005 of 38%. The Company's gross margins have increased due to the higher margins associated with service revenues on office equipment as compared to toner sales.

     Salaries and Wages. Salaries and Wages expenses were $305,758 for Q3 2006 compared to $28,600 in Q3 2005. Salaries and Wage expenses for YTD 2006 were $362,134 compared to $168,234 in YTD 2005. The Q3 2006 and YTD 2006 increase was due to $244,397 in stock compensation to management during Q3
2006.

     Professional Fees and Services. Professional Fees and Services expenses were $243,356 in Q3 2006 compared to $24,671 in Q3 2005. Professional Fees and Services for YTD 2006 were $315,805 compared to $127,086 in YTD 2005. This increase was primarily due to added legal and accounting fees due to the company becoming public, $70,000 accrued for services of Andrew Beaurline as a consultant prior to him being hired as the Senior VP - Corporate Development and Strategy and $75,000 recognized of the restricted stock granted to Fort Holdings Ltd.

     Sales and Marketing. Sales and marketing expenses were $6,094 for Q3 2006 and $4,556 in Q3 2005. Sales and marketing expenses for YTD 2006 were $15,875 compared to $18,365 in YTD 2005. This increase in Q3 2006 was primarily due to website design and industry magazine advertising.

     General and Administrative. General and Administrative expenses were $75,927 in Q3 2006 and $64,534 in Q3 2005. General and Administrative expenses for YTD 2006 were $159,807 compared to $187,053 in YTD 2005. General and Administrative expenses remained relatively flat during Q3 2006 compared to Q3 2005 due to the Company completing its restructuring of minimizing its overhead and fixed costs in Q3 2005. General and Administrative expenses decreased YTD 2006 compared to YTD 2005 due to the company beginning its restructuring in 2005 and having completed it by the end of 2005.

     Other Income (Expense). The Q3 2006 had a decrease of $17,330 in interest expenses relating to convertible notes payable in Q3 2005. For YTD 2006, interest expense decreased by $10,405 compared to YTD 2005. This decrease was related to the conversion of notes payable into Series C Preferred Stock. There was a change in the fair value of the warrant liability of $12,827 for YTD 2006 compared to none in YTD 2005. There was a gain on claims settlement of $37,357 for YTD 2006 compared to none in YTD 2005.

     Net Loss. The net loss for the three months ended September 30, 2006 was $732,724 compared to $111,456 for the three months ended September 30, 2005. The net loss for the nine months ended September 30, 2006 was $862,274 compared to a net loss of $427,259 for the nine months ended September 30, 2005. The increase in the net loss of $621,266 for Q3 2006 and $435,014 for

YTD 2006 was primarily attributable to certain individuals receiving stock as compensation totaling $262,500 for services rendered to the Company in Q3 2006, $70,000 for consulting work, fair value of convertible debt expense of $150,172 and equity compensation in the form of restricted stock and stock options totaling $91,376.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. The net loss per share in Q3 2006 was $(0.03) compared to a loss of $(0.01) in Q3 2005. The net loss per share in YTD 2006 was $(0.11) compared to a loss of $(0.06) in YTD 2005.

Liquidity and Capital Resources

     At September 30, 2006, the Company had a working capital deficit of $493,114 including cash and equivalent balances of $203,235 down from a working capital deficit balance of $477,330 at June 30, 2006 including cash and equivalent balances of $39,281.

     Accounts receivable decreased $9,066 from $65,196 at June 30, 2006 to $56,130 at September 30, 2006. This was primarily due to increased payments through credit card processing and collection of some past due receivables.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers, increased $14,412 from $549,724 at June 30, 2006 to $564,136 at September 30, 2006. The increase was primarily due to the accrual of consulting fees of $45,000 offset by a reduction in vendor payables.

     The Company has entered into no derivative financial instrument arrangements for the three months ended September 30, 2006 and the nine months ended September 30, 2006.

     The Company has entered into certain transactions relating to it's Convertible Note Offering and its purchase of Computech's list of customers and related information which contain financial instruments that are classified as derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, A Company's Own Stock".

     In Q3 2006, the Company completed the sale of seven and one half Units consisting of 10% Convertible Notes and Warrants to purchase common stock at $50,000 per Unit for aggregate proceeds of $375,000 in a private offering. The Company received $75,000 from BRAM Enterprises, $200,000 from James Laier, $50,000 from Mary Frances Laier, $25,000 from Jack Stuppin and $25,000 from Andrew Beaurline for a total of $375,000. These investors received convertible notes. The price at which the note may be converted into Common Stock will be the average price at which the first $1.0 million of Common Stock is sold in a PIPE offering, as defined in the note.

     The Company currently has no external sources of liquidity.

     During YTD 2006, the Company used $323,510 in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable.

     During YTD 2006, the Company used $75,964 in cash from investing activities. The cash flows were used primarily to complete the acquisition of two customer lists.

     During YTD 2006, the Company received $590,935 in cash from financing activities. These cash flows were primarily from $235,000 for the issuance of preferred stock and $375,000 from the issuance of convertible notes.

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

     Sufficiency of Working Capital

     As of September 30, 2006, the Company had a net working capital deficit of $493,114. The Company has inadequate financial resources to sustain its business activities. The Company has no ability to generate positive cash flows from operations.

     In Q3 2006, the Company received $375,000 in proceeds from the Convertible Note Offering. These proceeds will be used for working capital. The Company estimates that it will need to raise an additional $750,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

     Off Balance Sheet Arrangements

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

     Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On July 10, 2006, the Company's shareholders approved an amendment to the Company's 2005 Stock Incentive Plan (the "Plan") to increase the number of shares of common stock reserved for issuance under the Plan to 7,000,000 shares (after giving effect to a ten for one split of the Company's common stock that was also approved); a ten (10) for one (1) stock split; and the election of William A. Robotham to serve as an additional Director of the Company. The shareholders approved these matters by the written consent of the holders of shares entitled to 24,902,260 votes, after giving effect to the ten for one stock split, or 74.1% of the total voting power then outstanding.

     On September 29, 2006, the Company's shareholders approve a further amendment of the Plan to increase the number of shares of common stock reserved for issuance under the Plan to 8,400,000 shares. The shareholders approved the amendment by the written consent of the holders of shares entitled to 26,691,250 votes, or 79.5% of the voting power then outstanding.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.     Description


   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

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

                                AMERICAN TONERSERV CORP.



Date:   November 14, 2006       By:/s/ Daniel J. Brinker
                                   Daniel J. Brinker
                                   Chief Executive Officer



                                By:/s/ Ryan Vice
                                   Ryan Vice
                                   Chief Financial Officer