Form 10KSB
period 2006-12-31
AMERICAN TONERSERV CORP.
filed 2007-03-26
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                 FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year ended:  December 31, 2006

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


             475 Aviation Blvd. Suite 100, Santa Rosa, Ca 95403
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                  Issuer's Telephone Number:  (800) 736-3515

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

State issuer's revenues for its most recent fiscal year:  $456,433.

As of March 9, 2007, 23,171,510 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates on that date was approximately $2,196,775.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents incorporated by reference: None.



                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     American TonerServ Corp. (the "Company," "ATS," "we," or "us") was founded as a Delaware corporation in 1995 and are headquartered in Santa Rosa, California. We were originally incorporated under the name "Manage Maintenance Systems, Inc." and on November 13, 1995 we amended our Certificate of Incorporation to change our name to "Q MATRIX, Inc." On January 3, 2005, we amended our certificate of incorporation to change our name to "American TonerServ Corp."

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

     On August 12, 2005, we became a reporting company under the federal securities laws. On February 14, 2006 our common stock was accepted for quotation on the OTC Bulletin Board. Our trading symbol is currently "ASVP."

     On March 16, 2006, we effected a one for one hundred (1 for 100) reverse split of the outstanding shares of our common stock. Effective August 21, 2006, we effected a ten for one (ten shares for one exist1ng share) forward stock split of the outstanding shares of our common stock. All numbers of shares and per share amounts in this report have been adjusted to give effect to the reverse and forward splits, unless otherwise stated.

     On July 5, 2006, the Company acquired the customer list of Computech Printer Solutions, Inc ("Computech"). Computech has been engaged in the distribution of remanufactured laser toner cartridges, primarily to business customers. The Company intends to use the customer list to solicit sales of remanufactured toner cartridges to increase the company's sales of such products. The Company paid $30,000 in cash at closing and an additional payment of $20,000 on August 31, 2006. The Company also gave Computech a two year, non interest bearing, convertible, contingent note in the amount of $242,000. Principal payments of $48,000 have been paid on the note during the year ended December 31, 2006.

     On August 26, 2006, the Company entered into a Customer List Purchase Agreement with Laser Cartridge Recharge Systems, Inc. in which the Company acquired Laser Cartridge Recharge Systems, Inc. list of customers and related information for $104,000. The terms of the agreement included a $5,000 down payment and monthly payments of 25% of gross sales for year one and 20% of gross sales for year two. These payments assume annual gross sales of $220,000.

     On December 20, 2006, the Company entered into a Customer List Purchase Agreement ("Agreement") with Brody Enterprises, which had been doing business as "Sun Products," pursuant to which the Company acquired Brody Enterprises' list of customers and related information. Brody Enterprises has been engaged in the distribution of remanufactured laser toner cartridges, primarily to business customers. The Company intends to use the customer list to solicit sales of remanufactured toner cartridges to increase the Company's sales of such products. The Company gave Brody Enterprises a three year non-interest bearing note in the amount of $800,000 with four annual payments of $200,000 beginning on January 2, 2007. On January 2, 2007 the Company made its first payment of $200,000.

     On February 5, 2007 the Company entered into a non-binding letter of intent ("LOI") to purchase certain assets of Optima Technologies, Inc. ("Optima"). Optima Technologies has been engaged in the business of print management, printing supplies and repair service since 1987. Optima's business model is consistent with the Company's stated acquisition targets. The Company expects to reduce costs through economies of scale through an increase in purchasing power. As part of the proposed acquisition, ATS intends to contract with the current Optima management team and continue to service Optima's customers as they have been in the past.

     As consideration for the purchase of Optima, ATS would pay approximately $2,550,000 in cash and promissory notes, a portion of which will be convertible into stock of ATS. The acquisition is subject to the completion of due diligence, negotiation and execution of a definitive agreement, and the completion of an audit of Optima Technology's financial statements, as well as customary closing conditions.

     We believe that we are positioned to become the "Complete Printer Solution" for small to medium-sized businesses. We provide customers printer supplies and services. We offer toner cartridges, service and print management for their printers. We plan to grow primarily through acquisitions of businesses and customer lists of compatible toner cartridge distributors and hiring independent sales representatives. We plan to leverage nationwide buying power of compatible toner cartridges from remanufactures through volume discounts. We have a scalable web based platform for order taking, fulfillment, billing, collections, payments and customer service to bring tremendous efficiencies to the marketplace. We will utilize our nationwide independent service network to provide service on printers. We have been servicing printers and other office equipment through our Preferred Provider Network for over ten years. We have established a network of over 3,000 office equipment service and supply dealers. We can provide customers with time and material programs or full service maintenance on their printers. Additionally, we have a relationship with a third party vendor to provide our customers with a print management program. The print management program allows the customer to pay for their printers on a cost per page basis.

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

     Currently, American TonerServ purchases re-manufactured toner cartridges from a number of selected re-manufacturers. The product covers a wide base of laser printers, both makes and models and monochrome or color. These re-manufacturers have agreed upon a base pricing that is at or below current distributor pricing. Upon placing an order with the re-manufacturer, the product is dropped shipped to the end user. This enables American TonerServ to reduce the need for inventory warehousing. The product is private labeled and packaged per our instructions. We do not rely on any one or a selected number of re-manufacturers nor do we have long-term contractual arrangements with these re-manufacturers. Management believes that there are a significant number of companies who can provide high quality laser toner compatible products at competitive prices and that our operations would not be impacted by the loss of any one supplier or suppliers.

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

PRINT MANAGEMENT - Our print management program allows us to track the actual usage of prints on our customers network printers by using specialized software. This program allows us to provide customers with a cost per printed page program covering supplies and repairs for their printers. We can remotely manage the network printers from our national service center to provide a quicker and more efficient response.

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

     We believe that the ability to service and support customers on a nationwide basis for all makes and models of printers on a cost effective basis sets us apart from our competitors. Over the ten years we have been in business, we have been approached by a number of companies including Xerox, Kemper Insurance, Danka and Toshiba to discuss their using our provider network because we have a proprietary network of independent office equipment service providers. We have chosen to contract with service providers instead of employing our own personnel because it allows more flexibility, a lower cost structure, more expedient market entry and leverage in pricing and quality. There are no formal written agreements between American TonerServ and the Preferred Service Providers (PSPs). There is a mutual understanding as to service levels, response times and costs to be billed to us by our network.

NATIONAL SERVICE CENTER - American TonerServ sells toner cartridges and provides service on printers nationwide from its National Service Center
(NSC). All product and service work order calls are received at the NSC that provides a centralized processing and/or dispatching function. The primary focus of the NSC is to control and ensure high quality customer service. The NSC has the responsibility of being responsive to our customers, vendors and PSPs. Our customer service representatives handle the order taking to assure the correct product is delivered to our customers in a timely manner. For service calls, our customer places a telephone call to a single "800" number at our National Service Center in Santa Rosa, whereby a trained technician is dispatched and arrives at the customer's business location within a guaranteed response time, typically four hours. The malfunctioning equipment is properly repaired on site when feasible. American TonerServ manages the entire repair to completion. It is a "single source," one phone call solution.

BUSINESS STRATEGY

     Management is working to position American TonerServ to become a significant nationwide re-manufactured toner cartridge distribution company. This strategy will utilize our existing national service network that has been built over the last ten years. We plan to acquire and partner with small local and regional toner companies to take advantage of the following factors:

  * VOLUME DISCOUNTS ON CARTRIDGES - We have established strategic relationships with a few large toner re-manufacturing companies that allow us to acquire toner cartridges at very competitive pricing. Due to volume discounts, our cost to acquire re-manufactured cartridges is often less than the cost for the small independent companies to produce them. American TonerServ plans to package service offerings with competitively priced toner cartridges which management believes would generate incremental revenue with its customers.

  * CENTRALIZED PROCESSING - We have developed a web-based, centralized process that enables us to cost effectively process toner and service orders on a scalable basis. We handle order taking, fulfillment, billing, collections, payments and customer service calls from our National Service Center. We track all product and service orders to assure timely fulfillment.

  * QUALITY OF CARTRIDGES - We believe that providing excellent product quality print performance alone is not sufficient to ensure success in this competitive marketplace. In response, we have developed a business strategy that we believe will allow us to compete and grow in this environment. Key components of this business strategy are:(1) Maintain high product quality through use of defined standards for the re-manufacturer suppliers; (2) Maintain competitive product pricing; (3) Differentiate our toner product from the competitors by offering the innovative solution of combining service and toner; (4) Maintain our distinctive competitive edge by offering both office equipment supplies and service nationally by utilizing and expanding our existing network of service providers; and (5) implement a strategic marketing plan to access and increase revenue through existing distribution channels.

  * PREFERRED PROVIDER NETWORK - Many of the small local and regional toner cartridge companies serving business customers today are limited in their ability to service their customers outside of their geographic marketplace. American TonerServ currently offers national service capabilities through approximately 3,000 independent service providers on all makes and models of office equipment. The Company is not currently using a vast majority of these service providers, but management believes they can be reactivated as demand increases.

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

  * OTHER SERVICE OFFERINGS - We also provide service on a time and materials basis and service agreements on all make and models of printers and other office equipment. We will continue to offer to our new toner cartridge customers' access to our full service maintenance agreements on other office equipment that they have.

MAJOR CUSTOMERS

     During the years ended December 31, 2006 and 2005, one customer, Xerox Corporation, represented approximately $76,540 and $264,244 of our revenues, respectively, representing 17% and 60% of our revenues, respectively.

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

     Management believes there are more than 2,000 cartridge re-manufacture companies in the United States.

  * GROWING MARKET SHARE - Management believes that while re manufac-turers have been steadily increasing market share during the past 10 years, a large majority of consumers are still purchasing new cartridges from the printer manufacturers. As a result, management believes that there is substantial opportunity to further penetrate this market.

  * PRICING ADVANTAGE - The competition in the laser cartridge market has increased as independent companies started refilling and rebuilding toner and ink cartridges and selling them for approxi-mately half the price of new cartridges. This has allowed re-manufacturers to gain market share at the expense of the OEM cart-ridge providers.

  * PRINTER MANUFACTURER RESISTANCE - The biggest challenge to re-manufacturers is competing against the original equipment manufacturers (OEMs). The gain of market share for the re-manufacturers has been subject to OEM resistance, including use of unfair tactics such as microchips, which disable equipment or voidable warranties if non-OEM replacement cartridges are used. Both the United States and the European Union have now taken legislative action against these non-competitive tactics which creates an even playing field for the re-manufacturers.

  * ENVIRONMENTAL FRIENDLY - Pro-environment focus by consumers and government agencies could help accelerate growth in market share for re-manufacturers.

  * QUALITY FACTORS - While re-manufacturers can compete on price, their cartridges have in the past sometimes been seen as inferior to OEM products. The recent creation of re-manufactured product quality standards, as well as maturation of the industry segment, is expected to diminish this historical impediment to market growth for re-manufacturers.

                                  COMPETITION

     The competition for re-manufacturers includes re-manufacturers who sell under a national brand or by a superstore retailer. These include Laser Imaging International, International Laser Group, Office Depot, Office Max and Corporate Express, among others. We believe that this represents about one-third of the market. The rest of the market is represented by local and regional suppliers. We estimate that there are approximately 2,000 companies in the local and regional supplier marketplace. As a result, the market is highly fragmented with no company having a dominant market position. The competition for our service and maintenance business includes equipment manufacturers and local independent dealers for numerous makes and models of office equipment. Given the large number of companies that service the office equipment industry, American TonerServ competes primarily on the basis of price and service. Currently, we are not a significant competitor in this market.

      Management believes that there are two segments of the toner re-manufactured marketplace. The first segment consists of companies selling over 2,000 cartridges per month, representing about 22% of the market. The second segment consists of companies that sell less than 2,000 cartridges a month, which represents about 78% of the market.

     Management's strategic business plan initially provides for acquiring or partnering with smaller re-manufacturers or distributors and consolidating their operations for increased profitability by optimizing the use of our current back office operations. Our research indicates that companies in this market segment have limited ability to provide high quality service on printers to their toner customers. In addition, management believes that we will be able to drive additional revenue growth by servicing multiple office locations with customers that currently utilize multiple service providers. Management believes that American TonerServ is positioned well to grow a regional distributor/re-manufacturer on a national basis with both our service products and our ability to provide volume toner cartridges via our re-manufacturer relationships.

     To the best of our knowledge, there may be only one other company that is implementing such a roll-up strategy in the toner cartridge market. However, management is not aware of any other company that has as extensive of a network of service providers as American TonerServ.

     The competition in the service and maintenance area is as follows:

  *  EQUIPMENT MANUFACTURERS   Equipment manufacturers such as Xerox,
     Canon, and others provide a high quality of service but do so at prices well in excess of American TonerServ. Additionally, manufacturers are typically focused only on their own product lines and cannot promote single source solutions without changing their focus or aligning with a company similar to American TonerServ.

  *  REGIONAL SERVICE PROVIDERS   These companies service a larger range
     of products than equipment manufacturers. However, we believe that regional providers lack customer management capabilities and cannot provide service to customers outside of a limited geographic region.

  *  RESELLERS AND DISTRIBUTORS   These types of providers sell many types
     of equipment and brands. They typically do not have a large service and support capability. If they do provide extended support, it is often out-sourced to other service providers.

                   PROPOSED INTEGRATION/ACQUISITION STRATEGY

     Management believes that the compatible toner cartridge market is mature and prime for integration and consolidation. As the market continues to mature, a number of re-manufacturers and distributors are expected to be looking for some type of exit strategy to transition their business as they confront the pressure to expand their revenue and enhance their
profitability.    Management believes that few financially attractive
alternatives exist today for cartridge re-manufacturers and distributors that are looking to transition their companies. American TonerServ will seek to fill this void by offering its service platform, national network and service and maintenance expertise to attract partners who have these needs. Management plans to integrate some of the smaller toner distributors by offering them the back office support, access to toner supplies and equipment servicing. During 2006, the Company made three customer list acquisitions of certain toner distributors. There is no assurance that we will be able to continue to execute on our business strategy of acquiring smaller toner re-manufacturers and distribution companies until after we have successfully raised funds through the issuance of our securities. The Company currently has two private offerings in place to raise such funds.

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

PROVIDING AN EXIT STRATEGY - Our strategic market evaluation indicated that a number of the distributors have reached "burn out" as small independent distributors and would entertain a strategic business partnership or sale to a strategic buyer. Management believes that it can provide tangible benefits to these business owners and an eventual exit strategy that will be financially attractive to them. Being able to provide a gradual exit strategy through an acquisition and utilizing the company's national service network and back office capabilities would provide tangible strategic benefit to the selling shareholders of these companies

PROFILE OF A TYPICAL DISTRIBUTOR/RE-MANUFACTURER CANDIDATE - In year one of the consolidation strategy, the Company has focused its initial target acquisition candidates in the range of $250,000 to $1.5 million of annual revenue. After gaining some critical mass, the Company will target candidates in the $1.5 to $8.0 million range. Our research indicates that these companies generally experience operating income of 15% to 20%. They typically have been in business for up to 10 years and have less than 20 employees. They generally provide service on a local or regional basis.
They generally have a national account base but are unable to provide service to their customers nationally. We believe that many of them are looking for an exit or merger.

EXPECTED PROFILE OF A TYPICAL DISTRIBUTOR/RE-MANUFACTURER AFTER ACQUISITION - After we acquire a distributor or re-manufacturer, we believe that the acquired entity would phase out of the re-manufacturing process as a result of our buying power. The products would be drop shipped directly from our manufacturer to the end-user for low inventory and elimination of delivery issues. Service would be available to their national and regional accounts to provide incremental revenue growth. Additional service contracts for other office equipment would be available to increase revenues and further reduce customer acquisition costs. The quality of the products should be improved by supplying from our re-manufacturers. We believe that there will be significant economies of scale by reducing the administration and accounting functions into our operation. The end result is expected to be an opportunity for the prior owner/team to concentrate primarily on selling and customer relations. It is anticipated through these benefits of consolidation that there would be an increase in the profitability of the acquired entity.

ACQUISITION STRATEGY - We are primarily targeting businesses that have $2.0 to $5.0 million in annual sales where the owner of the business would like to remain with the business and grow it after our acquisition. These businesses must be currently marketing compatible toner and ink cartridges primarily to businesses. If we locate businesses fitting our targeted profiles in major metropolitan markets in the Midwest or Eastern states, we will pursue them. Our plans call for 10 to 12 acquisitions within the first 18 months. We anticipate using a combination of cash, notes, earn-outs and stock to make the acquisitions. The acquisitions may include only the acquisition of the customer lists of such companies.

     INTELLECTUAL PROPERTY

     We do not have any patents, trademarks or any other intellectual property rights

     RESEARCH AND DEVELOPMENT

     We have not had any expenditures for research and development activities during the last two fiscal years.

EMPLOYEES

     We currently have nine full time employees and two part time employees, which consists of five executives, three customer service reps and one acquisition support specialist. We also have one part time general accounting employee and one part time contract administrator.

                                RISK FACTORS

     An investment in our securities involves a high degree of risk. Investors should consider carefully all of the material risks described below and all other information contained in this report before deciding to invest in our securities. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of, or related to, our Company.

WE HAVE OPERATED AT A LOSS FOR MOST OF OUR HISTORY AND HAVE A SUBSTANTIAL ACCUMULATED DEFICIT AND IF WE CONTINUE TO INCUR LOSSES WE MAY HAVE TO FILE FOR BANKRUPTCY.

     During our eleven-year operating history, we have experienced significant operating losses. Additionally, we are currently operating at a loss and are dependent on additional financing in order to continue to operate. During the years ended December 31, 2006 and 2005, we had net losses of $1,933,869 and $443,906, respectively. As of December 31, 2006, we had an accumulated deficit of $12,746,515. The Company made three customer list acquisitions during 2006. We do not believe that we can achieve profitability until we obtain additional financing and continue to implement our strategic business plan of acquiring other companies or customer lists.

WE MAY BE UNABLE TO MAKE ACQUISITIONS IN THE TONER RE-MANUFACTURE MARKET WHICH COULD FORCE THE COMPANY TO DECLARE BANKRUPTCY.

     Our business plan assumes that additional compatible toner re-manufacturing providers will be interested in partnering with us. In order for this strategy to be effective, we must be able to acquire additional companies at a reasonable valuation. Additionally, our business plan is based on the assumption that we will be able to reduce the back office and other overhead and related expenses of an acquired company by at least 10% by utilizing our existing back office, systems and service capabilities. Further, we expect that future acquisitions will be for a combination of cash, promissory notes and stock consideration over a time period of as much as three years and we will depend on retaining the customers and revenues of the acquired company. There is no assurance that we will be able to make additional acquisitions under these terms. If we are unable to fully implement our business plan, we will have to consider filing for bankruptcy which could result in our shareholders losing all of their investment in our stock.

WE MAY BE UNABLE TO RAISE NECESSARY FUNDING TO CONTINUE TO OPERATE THE BUSINESS WHICH MAY LEAD TO BANKRUPTCY.

     We have encountered difficulty in obtaining funding for our operations and implementing our strategic business plan. If we are unable to raise additional funding during the next six months, we may have to consider bankruptcy. In addition, if unexpected adverse conditions such as losses of customers or judgments against us increase our cash requirements, we may not be able to continue to operate. We are currently spending approximating
$125,000 more cash per month than we bring in.   Delays in obtaining
additional financing could force us to cease operations and declare bankruptcy which could result in our shareholders losing all of their investments in our stock. If we are unable to implement our business plan, management expects that we will require approximately $1,500,000 of outside financing over the next 12 months to conduct our business as it is currently operated.

CHANGES IN MARKET CONDITIONS COULD FORCE US TO REDUCE PRICES OR REQUIRE RETOOLING WHICH WOULD REDUCE OR ELIMINATE THE OPPORTUNITIES FOR US TO MAKE A PROFIT.

     The toner cartridge market is currently dominated by a few, very large manufactures such as Hewlett Packard and Canon. Significant adjustments in their strategies, such as significant price reductions for new toner cartridges, implementation of new toner technologies that render re-manufacturing obsolete or require costly retooling or if they were to decide to offer private label toner products, would have a negative impact on our business strategy and cause our expected gross margins to decline. Ultimately, this could force us to declare bankruptcy which could result in our shareholders losing all of their investments in our stock.

TONER CARTRIDGE RE-MANUFACTURERS MAY BE UNABLE TO ADAPT TO NEW TECHNOLOGIES WHICH WOULD LEAD TO LOST REVENUES.

     Our strategic business plans rely on the ability of other companies' ability to continue to develop, package and supply re-manufactured toner cartridges. As printer technologies continue to evolve and change, it may be possible that a much smaller percentage of the current re-manufacturers will be able to keep pace with the printer manufacturer and make the necessary capital investments to produce quality toner replacements in a cost effective manner. Consolidation in the re-manufacture supplier business sector and higher costs to manufacture replacement toner cartridges could cause an increase in planned costs and a decline in revenue.

WE MAY BE UNABLE TO REACTIVATE OUR PREFERRED PROVIDER NETWORK WHICH WOULD IMPAIR OUR ABILITY TO PROVIDE REPAIR SERVICE TO CUSTOMERS WHICH WOULD LEAD TO LOST REVENUES.

     Our strategic business plan includes our ability to provide printer repair and maintenance service on a nationwide basis. American TonerServ offers national service capabilities through approximately 3,000 independent service providers. We are not currently using a vast majority of those service providers. If we fail to reactivate our service network as demand increases, we will not be able to provide service and lose revenues.

WE MAY BE UNABLE TO ATTRACT ENOUGH ACQUISITION CANDIDATES WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS PLAN.

     Our strategic business plan is based upon our ability to forge strategic business relationships with compatible toner distributors. This will require us to identify structure and close business partnerships and acquisitions with companies with which we have no affiliation today. Our strategic business plan requires that we strictly adhere to financial and customer retention requirements in order to make the transactions attractive to our potential partners or acquisition candidates. Although we have completed three small acquisitions of customer lists and have entered into a letter of intent to acquire a company engaged in the business of print management, printing supplies and repair service, we will need to make additional acquisitions to fully implement our business plan. We have not entered into any other letters of intent with any potential acquisition candidates, and have not specifically identified terms and conditions that would be acceptable to possible acquisition candidates. If we fail to attract and acquire additional suitable businesses, we will not achieve profitability and will be unable to continue in business.

WE MAY BE UNABLE TO SUCCESSFULLY OPERATE COMPANIES THAT WE MAY ACQUIRE WHICH COULD CAUSE US TO HAVE ADDITIONAL LOSSES.

     Our future revenues are expected to be derived from businesses and customer lists that we acquire. In general, the acquisition of any business, and the subsequent integration of operations and customers, is a difficult task with inherent risks. Failure to successfully integrate acquisition companies could result in unanticipated costs and a loss of expected revenues, leading to incurring additional losses. The primary asset that will be acquired through our planned acquisitions is the underlying customer base of the business. We anticipate that in most cases the acquisitions will be privately held companies wherein the customer relationships are very closely tied to the existing ownership and management of that particular business. If we fail to successfully transition and integrate these relationships into our Company post acquisition, customers may elect not to continue with our Company and we may fail to meet our planned revenue and profit objectives relative to the purchase price paid for the acquisitions.

THERE IS CURRENTLY ONLY A VERY LIMITED MARKET FOR OUR STOCK AND THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE.

     There is currently only a very limited trading market for our common stock. We cannot assure you that a trading market for our common stock will be available in the future.

     Quotations for our common stock have only recently become available on the OTC Bulletin Board, and trading has been sporadic. The OTC Bulletin Board is generally considered to be a less efficient market than national exchanges or the Nasdaq Stock Market, and trading volumes for stocks quoted on the OTC Bulletin Board are often small. Consequently, the liquidity of our securities could be impaired, not only in the volume of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and media coverage of our business, if any, and lower prices for our common stock than might otherwise be attained. This could have an adverse effect on the ability of an investor to sell shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock could fluctuate widely due to various factors including, but not limited to, the following:

     *  quarter-to-quarter variations in results of operations;

     *  loss of a major customer;

     * changes in, or our failure to meet, the expectations of securities analysts;

     *  announcements of strategic relationships or strategic partnerships;
        or

     *  other events or factors that may be beyond our control.

     In addition, the securities markets in general have experienced extreme price and trading volume volatility in the past. The trading prices of securities of many companies at our stage of growth have fluctuated broadly, often for reasons unrelated to the operating performance of the specific companies. These general market and industry factors may adversely affect the trading price of our common stock, regardless of our actual operating performance. If our stock price is volatile, we could face securities class action litigation, which could result in substantial costs and a diversion of management's attention and resources and could cause our stock price to fall.

WE PLAN TO SELL ADDITIONAL COMMON AND PREFERRED STOCK TO RAISE CAPITAL WHICH WOULD HAVE A DILUTIVE AFFECT TO EXISTING SHAREHOLDERS.

     We plan to raise additional funds through the issuance of common and preferred stock to help finance our strategic business plan. If we are successful selling our common stock the ownership interests of our existing shareholders would be diluted, and shareholders could be adversely affected because the amount available for dividends, if any, on each share would decrease; the relative voting power of each previously outstanding share would be decreased; and the market price of shares may decline.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The reports of our independent registered public accounting firms, with respect to our consolidated financial statements and the related notes for the years ended December 31, 2006 and 2005, state that, we have incurred losses in each of the past two years, have negative working capital, and a shareholders' deficit as of December 31, 2006, which raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

     The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-KSB for the fiscal year ending December 31, 2008. We have not yet developed a Section 404 implementation plan.
Management is required to implement Section 404 in 2007. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not assure you that we will be able to complete a Section 404 plan on a timely basis. Additionally, upon completion of a Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

CHANGES IN STOCK OPTION ACCOUNTING RULES MAY ADVERSELY AFFECT OUR REPORTED OPERATING RESULTS, OUR STOCK PRICE AND OUR ABILITY TO ATTRACT AND RETAIN EMPLOYEES.

     In December 2004, the Financial Accounting Standards Board published new rules that require companies to record all stock-based employee compensation as an expense. The Company adopted these new rules effective January 1, 2006. The new rules apply to stock option grants, as well as a wide range of other share-based compensation arrangements including restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. As a small company with limited financial resources, we have depended upon compensating our officers, directors, employees and consultants with such share-based compensation awards in the past in order to limit our cash expenditures and to attract and retain officers, directors, employees and consultants. Accordingly, if we continue to grant stock options or other stock based compensation awards to our officers, directors, employees, and consultants, our future earnings, if any, will be reduced (or our future losses will be increased) by the expenses recorded for those grants. These compensation expenses may be larger than the compensation expense that we would be required to record were we able to compensate these persons with cash. The expenses we will have to record as a result of future options grants may be significant and may materially negatively affect our reported financial results. The adverse effects that the new accounting rules may have on our future financial statements should we continue to rely heavily on stock-based compensation may reduce our stock price and make it more difficult for us to attract new investors. However, reducing our use of stock plans to reward and incent our officers, directors, employees and consultants, could result in a competitive disadvantage to us in the employee marketplace.

WE HAVE NOT PAID CASH DIVIDENDS AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS IN THE FORESEEABLE FUTURE.

     We plan to use all of our earnings, if any, to fund our operations. We do not plan to pay any cash dividends in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our preferred or common stock. You should not expect to receive cash dividends on our preferred or common stock.

DELAWARE LAW AND OUR CORPORATE CHARTER AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT COULD DELAY OR DISCOURAGE TAKEOVER ATTEMPTS THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

     Our certificate of incorporation, our bylaws and Delaware law contain provisions that may inhibit changes in control that are not approved by our board of directors. These provisions may have the effect of delaying, deferring or preventing a change in control despite possible benefits to our stockholders, may discourage bids at a premium over the market price of our common stock and may adversely affect the market price of our common stock and the voting and other rights of our stockholders.

THE APPLICABILITY OF "PENNY STOCK RULES" TO BROKER-DEALER SALES OF OUR COMMON STOCK COULD HAVE A NEGATIVE EFFECT ON THE LIQUIDITY AND MARKET PRICE OF OUR COMMON STOCK.

     Trading in our shares is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non-Nasdaq companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if a company has been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have an adverse effect on the liquidity and/or market price of our common stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Our facilities are located at 475 Aviation Blvd. Suite 100, Santa Rosa, CA 95403. The office space is approximately 4,063 square feet. The current annual lease amount is $114,864 and the lease expires November 30, 2007. The Company believes that it has adequate insurance covering the leased premises and its properties.

ITEM 3. LEGAL PROCEEDINGS.

     There are currently no legal actions pending against the Company.

     In the past, we have been subject to claims arising in the ordinary course of business, primarily vendor disputes. We settled certain overdue claims from certain service providers during the year ended December 31, 2006. There are currently no such claims outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of the Company's shareholders during the fourth quarter of 2006.


                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to this offering, there has been only a very limited market for our common stock. We cannot assure you that a trading market for our shares will continue. Our common stock is quoted on the OTC Bulletin Board under the trading symbol "ASVP." Quotations were first entered on the OTC Bulletin Board on or about October 13, 2006. The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the OTC Bulletin Board for the period indicated:

     QUARTER ENDED                            HIGH       LOW

     December 31, 2006                      $ 0.51     $ 0.20


Approximate Number of Holder of Common Stock

     On March 9, 2007 there were approximately 167 holders of record of our common stock.

Dividends

     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Recent Sales of Unregistered Securities

     There were no sales of unregistered securities that have not been reported in the Company's reports on Form 8-K and 10-QSB during the year ended December 31, 2006, except as set forth below.

     During the period from September 2006 through December 2006, the Company raised $125,000 through the sale of two and one half Units consisting of 10% Convertible Notes and Warrants to purchase common stock at $50,000 per Unit. The Units were sold to three accredited investors in a private offering.

     In connection with these sales, the Company relied on the exemption from registration under the Act as provided in Section 4(2) of the Act. The number of persons was limited and each person is an "accredited investor" as defined in Regulation D under the Securities Act. The Company provided a private placement memorandum to the investors and each investor was given access to complete information concerning the Company. Each investor represented that they were acquiring the securities for investment purposes. A customary restrictive legend was placed on each of the certificates for such securities. The Company filed a Form D with the SEC related to this offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This Report contains statements that may contain forward-looking statements, concerning the Company's future operations and planned future acquisitions and other matters and the Company intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements, include statements relating to, among other things, the ability of the Company to continue as a going concern.

     The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Company. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors set forth under "Risk Factors" in Item 1 - Description of Business of this report which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Critical Accounting Policies

     Our discussion and analysis of our financial condition and results of operations upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

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

     We believe the following critical accounting policies require more significant judgments and estimates in the preparation of our financial statements:

     Revenue Recognition - Revenue is generated from sales of supplies and maintenance agreements. Revenue from supplies sales is recognized upon shipment of product. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. The following is a detailed description of each revenue activity and its revenue recognition policy:

     Time and Materials Maintenance Contracts - Revenue for equipment service calls initiated by the customer. All work is billed based on actual time and materials. The revenue is recognized (and billed) after the service work is performed for the customer.

     Full Service Maintenance Contracts - Revenue for fixed fee equipment service contracts (annual contracts for the first year of service; contracts are billed quarterly thereafter with a ninety day cancellation provision). Revenues are recognized straight-line over the life of the contract with the unearned portion shown as deferred revenue in the accompanying balance sheet.

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

     Customer Lists. The Company has entered into three purchase agreements to acquire customer lists during the year ended December 31, 2006. The Company accounts for the purchase of these customer lists at cost, net of discounts, if any, less accumulated amortization. These customer lists are amortized using the straight line method over an estimated useful life of seven years.

     Valuation Allowance. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Our allowance for doubtful accounts as of December 31, 2006 was $12,615.

     Stock-Based Compensation. In assessing the fair value of option and warrant grants to employees and consultants, we have valued these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123R (revised 2004), "Share-Based Payment" ("FAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and
recognized as expenses in its statements of operations.   The Company adopted
FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting FAS 123R. There was no impact from the adoption of FAS 123R as the Company had acelerated vesting for unvested options effective December 31, 2005.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical data does not yet exist for the Company's stock. The risk free interest rates were determined by the rate of the 7 year treasury bill on the grant date of the options. The expected term was determined in accordance with Staff Accounting Bulletin No. 107.

     The Company accounts for restricted stock and options granted to non-employees in accordance with EITF No. 96-18,"Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company records the fair value of such restricted stock and options as deferred compensation at the date of issuance and recognizes compensation on a straight-line basis over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period in the statement of operations.

     Warrants and Detachable Warrants. As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of shares is unknown, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the estimated fair value of the warrants at the date of issuance is recorded as a warrant liability on the balance sheet. The Company records the warrant liability at fair value at the end of each reporting period with changes recorded in earnings. At the time the warrants are exercised or the number of shares are known the liability is reclassified to equity to reflect the increase in shares outstanding. The Black-Scholes option pricing method is used to value the warrants and detachable warrants upon the date of issuance and at each balance sheet date for warrant liabilities.

     Income Taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred income tax assets. The valuation allowance reduces deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax assets that more likely than not will be realized. Due to the significant increase in common stock issued and outstanding in 2006 and 2005,
Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses.

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the years ended December 31, 2006 and 2005, and the related notes, contained in the Company's Registration Statement on Form SB-2 and in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Year Ended December 31, 2006 and 2005

     Revenue. Revenue for the year ended December 31, 2006 was $456,433 as compared to $440,406 for the year ended December 31, 2005. The increase in revenue in the year ended December 31, 2006 was primarily due to the acquisition of customer lists.

     Revenues from the sale of toner cartridges increased by $251,181 for 2006 as compared to 2005 due to the purchase of customer lists. Revenues from service decreased by $235,154 due to the non-renewal of full-service maintenance agreements.

     During the year ended December 31, 2006, American TonerServ employed a Chief Executive Officer, Chief Financial Officer, Chief Operating Officer and Senior Vice President of Corporate Development and Strategy. The Company also employed a V.P. of Operations, two customer service representatives, a service network manager, and a part-time accounting assistant. During 2006, we hired executive management personnel to begin implementing our new business strategy. The Company anticipates that it will generate significant new revenue as it continues to implement its new business strategy and plan. However, there can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to continue executing its business plan.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for the year ended December 31, 2006 was $194,331 as compared to $175,640 for the year ended December 31, 2005. The gross profit margin in 2006 was 42% compared to a gross profit margin for 2005 of 40%. The Company has recently experienced a higher gross profit trend as toner revenues with higher margins have replaced lower margin service revenues.

     Salaries and Wages. Salaries and Wages expenses were $580,560 and $196,162 for the years ended December 31, 2006 and 2005, respectively. The $384,398 increase was due, primarily to stock related compensation to management and advisors in the amount of $313,942, in connection with the hiring of executive management, two customer service representatives, a Vice President of Operations, and the hiring of a part-time bookkeeper.

     Professional Fees and Services. Professional Fees and Services expenses were $982,493 and $69,931 for the years ended December 31, 2006 and 2005 respectively. This $912,562 increase was primarily due to an increase in professional fees related to the preparation and filing of two Form SB-2's for the registration of stock as well as the implementation of the Company's Corporate Development. The Corporate Development plan fees were $651,000 paid to Fort Holdings Limited, which includes $612,500 in the form of restricted common stock.

     Sales and Marketing. Sales and marketing expenses were $87,990 and $19,806 for the years ended December 31, 2006 and 2005, respectively. The $68,184 increase was primarily due to services performed by Chuck Mache Communications, sales commissions paid to Independent Sales Partners (ISP's) and the development of the Company's web site. Stock related compensation paid to Chuck Mache Communications was $28,544.

     General and Administrative. General and Administrative expenses were $250,648 and $244,608 for the years ended December 31, 2006 and 2005 respectively. The $6,040 increase was primarily due to increased business volume relating to the Company's acquisitions of customer lists from toner distributors including telephone, office supplies and amortization, partially offset by a decrease in bad debt expense.

     Net Loss. The net loss for the year ended December 31, 2006 and 2005 was $1,933,869 and $443,906 respectively. The increase in the net loss of $1,489,963 was primarily attributable to an increase of $912,562 in professional fees relating to the implementation of the Company's business plan and increased wages of $384,398 for the hiring of executive management and additional staff. Additionally, the Company had an increase of approximately $201,994 in expense relating to convertible debt incurred during 2006.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. Net loss per share in 2006 was $(0.08) compared to a loss of $(0.58) in 2005.

     Liquidity and Capital Resources

     At December 31, 2006, the Company had a working capital deficit of $572,067 including cash and equivalent balances of $171,220 down from a working capital deficit balance of $1,124,122 at December 31, 2005 including cash and equivalent balances of $11,774. The change in working capital, and cash and equivalent balances, was primarily affected by the Company's operating losses offset by the financing from the convertible notes and preferred stock.

     Accounts receivable increased by $19,464, from $81,019 at December 31, 2005 to $100,483 at December 31, 2006. This was due primarily to an increase in toner sales relating to the Company's three customer list acquisitions.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $698,976 at December 31, 2005 to $723,817 at December 31, 2006. This
increase was due to an increase in payables to our suppliers due to the Sun Products customer list acquisition. Included in these balances are $284,942 of long outstanding payables due to independent service providers.

     The Company has entered into no derivative financial instrument arrangements at December 31, 2006, other than warrants issued in connection with convertible notes payable.

     The Company has entered into certain transactions relating to its Convertible Note Offering and its purchase of Computech's list of customers and related information which contain financial instruments that are classified as derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, A Company's Own Stock."

     During the period from July 2006 through December 2006, the Company raised $500,000 in gross proceeds from a private offering of Units consisting of a convertible note and warrants and $150,000 in gross proceeds from a private offering of Units consisting of Preferred Series C shares. The notes bear interest at the simple rate of ten percent (10%) per year, payable monthly. The notes are due and payable in full two years from the date of issuance. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal approximately 30-40% of the number of shares a holder would receive if the holder converted their notes into shares of the Company's common stock. The notes may be converted, at the option of the holder, into shares of our Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") undertaken by the Company that raises a minimum of $3.0 million. The price at which the note may be converted into Common Stock will be the average price at which the first $1.0 million of Common Stock is sold in a PIPE offering, as defined in the note.

     The Company currently has no external sources of liquidity.

     During the year ended December 31, 2006, the Company used $601,456 in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short term, which makes the Company's ability to continue as a going concern doubtful.

     During the year ended December 31, 2006, the Company used $79,036 in cash from investing activities. The cash flows were used primarily to complete the acquisition of two customer lists, develop our customer relationship management and enterprise resource planning software programs and purchase computers and a telephone system.

     During the year ended December 31, 2006, the Company received $839,938 in cash from financing activities. These cash flows were primarily from $385,000 for the issuance of preferred stock and $500,000 from the issuance of convertible notes.

     During the year ended December 31, 2005, the Company used $346,341 in cash from operations. The cash flows were used primarily due to finance the Company's continued losses from operations and ongoing costs incurred to position the Company as a public entity.

     During the year ended December 31, 2005, the Company had no investing activities.

     During the year ended December 31, 2005, the Company received $300,000 from the issuance of convertible notes payable.

     The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2006.



                                              Less Than                                 After
Contractual Obligations           Total        1 Year       1-3 Years     4-5 Years    5 Years
-----------------------        -----------    ---------    -----------    ---------    -------
Notes Payable                   $  895,438    $250,433     $   644,995    $    -       $   -
Convertible Notes Payable          744,000     146,000         598,000         -           -
Interest on convertible notes
 payable                            55,000       5,000          50,000         -           -
Facilities and Property Leases      75,527      75,527            -            -           -
Unfulfilled Purchase Orders          2,975       2,975            -            -           -
                                ----------    --------      ----------    ---------    --------
Total Contractual Obligations   $1,772,940    $479,935      $1,292,995    $    -       $   -
                                ==========    ========      ==========    =========    ========

     Subsequent Events

     On February 5, 2007 the Company entered into a non-binding letter of intent ("LOI") to purchase certain assets of Optima Technologies, Inc. ("Optima"). Optima Technologies has been engaged in the business of print management, printing supplies and repair service since 1987. Optima's business model is consistent with the Company's stated acquisition targets. The Company expects to reduce costs through economies of scale through an increase in purchasing power. As part of the proposed acquisition, ATS intends to contract with the current Optima management team and continue to service Optima's customers as they have been in the past.

     As consideration for the purchase of Optima, the Company would pay approximately $2,550,000 in cash and promissory notes, a portion of which will be convertible into stock of ATS. The acquisition is subject to the completion of due diligence, negotiation and execution of a definitive agreement, and the completion of an audit of Optima Technology's financial statements, as well as customary closing conditions.

     On February 9, 2007, the Company hired four individuals to serve on its Strategic Advisory Board. These individuals were granted 100,000 options each at $0.40 a share to serve a one year term. The options will vest ratably over the twelve month term.

     During the period from January 2007 to March 2007, the Company raised $1,113,248 from 18 accredited investors in private offerings, of which $1,063,248 was related to the Company's Convertible Preferred Stock offering and $50,000 was related to the Company's Convertible Debt offering. Included in the Convertible Stock offering is $38,248 of past due vendor accounts that were settled.

     On February 26, 2007, the Company issued 389,630 shares of common stock for services previously rendered to the Company. These shares were issued at $0.45 per share. Dan Brinker, CEO received 66,667 shares for a total of $30,000 in compensation. Aaron Brinker, COO received 45,185 shares for a total of $20,333 in compensation. Ryan Vice, CFO received 26,667 shares for a total of $12,000 in compensation. Andrew Beaurline, Vice President of Corporate Development and Strategy received 228,889 shares for a total of $103,000 in compensation. Chuck Mache, an advisor, received 22,222 shares for a total of $10,000 in compensation.

     Business Outlook, Risks and Uncertainties

     Economic Uncertainties

     The current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for the year ending December 31, 2007 and its ability to continue as a going concern.

     Sufficiency of Working Capital

     As of December 31, 2006, the Company had a net working capital deficit of $572,067. The Company has inadequate financial resources to sustain its business activities. The Company has no ability to generate positive cash flows from operations.

     During 2006, the Company received $650,000 in proceeds from private offerings, of which $500,000 came from Convertible Note Offerings and $150,000 came from the Preferred Series C Offering. These proceeds are being used for working capital and acquisitions.

     During the period from January 2007 to March 2007, the Company raised $1,113,248 from 18 accredited investors in private offerings, of which $1,063,248 was related to the Company's Convertible Preferred Stock offering and $50,000 was related to the Company's Convertible Debt offering. Included in the Convertible Stock offering is $38,248 of past due vendor accounts that were settled.

     The Company estimates that it will need to raise an additional $1,500,000 during the next 12 months to meet its minimum capital requirements. There can be no assurance that the Company will be successful in obtaining the required financing. Thus, there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing.

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

     Convertible Notes Payable

     The Company has $1,539,290 in notes payable at December 31, 2006. The Company has inadequate financial resources to meet the repayment terms of its convertible notes payable. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. To the extent that the Company has or continues to issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-30 hereto.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On August 31, 2006, Stonefield Josephson, Inc. ("Stonefield Josephson") notified American TonerServ Corp. that it had resigned as the Company's independent registered public accounting firm, effective immediately.

     Stonefield Josephson performed audits of the Company's consolidated financial statements for the fiscal years ended December 31, 2005 and 2004. Stonefield Josephson's reports did not contain an adverse opinion or disclaimer of opinion. However, Stonefield Josephson's reports did include an explanatory paragraph relating to substantial doubt about the Company's ability to continue as a going concern.

     During the fiscal years ended December 31, 2005 and 2004 and through August 31, 2006, there have been no disagreements with Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

     On September 7, 2006 the Company's audit committee engaged the accounting firm of Perry-Smith LLP to serve as the Company's independent registered public accounting firm.

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

ITEM 8B.  OTHER INFORMATION.

     None

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of American TonerServ are as follows:

        Name             Age           Positions and Offices Held
--------------------     ---    -------------------------------------------

Daniel J. Brinker        49     Chairman of the Board, President and Chief
                                Executive Officer

William A. Robotham      64     Director

Thomas Hakel             46     Director and Secretary

Aaron L. Brinker         30     Chief Operating Officer

Andrew A. Beaurline      54     Senior Vice President of Corporate
                                Development and Strategy

Ryan Vice                34     Chief Financial Officer

     Daniel J. Brinker is the father of Aaron L. Brinker. There are no other family relationships between any of the Directors or Executive Officers of American TonerServ.

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

     DANIEL J. BRINKER, CHAIRMAN OF THE BOARD, PRESIDENT AND CHIEF EXECUTIVE OFFICER - Mr. Brinker has been a Director of American TonerServ since 1995, and served as President from 1995 to 2002. Since November 2005, he has served as President and CEO of the Company. He currently devotes full time to our business. Since 2002, he has been a business consultant and serves as President of ASKM Enterprises, Inc., his consulting firm. He has over twenty years of experience as a principal, operating officer and financier of financial and other service businesses, and technology companies. Mr. Brinker has extensive operational, financial and/or senior management experience with a number of financial services companies including American Home Shield (a publicly traded company) and Benchmark Lending Group. Mr. Brinker served as President of American Home Shield (AHS), the nation's largest home warranty company, from 1987 to 1995. Mr. Brinker led a turnaround management team that engineered a buyout of AHS by ServiceMaster and management in 1989. Mr. Brinker is a Certified Public Accountant and earned a Bachelor of Science degree in Accounting from Santa Clara University in 1979. Mr. Brinker has also completed certain graduate courses at Stanford University.

     WILLIAM A. ROBOTHAM, DIRECTOR - Mr. Robotham became a Director in July 2006. William A. Robotham is a certified public accountant and the executive partner for Pisenti & Brinker LLP. He has served as the partner-in-charge of the Auditing and Accounting department, the Tax department and the Management Advisory Services department. He joined the firm in 1966, became a partner in 1969 at twenty-seven years of age, managing partner in 1983 and executive partner in 1996. Mr. Robotham currently works in tax, general practice and management consulting for the firm. He is also a director of American River
Bankshares, a publicly-held company listed on NASDAQ.   Mr. Robotham is
Chairman of the audit committee and is a member of other committees of American River Bankshares. He also serves on the regional board of North Coast Bank and is Chairman of the Board, President and CEO of Randal Nutritional Products, Inc. Mr. Robotham is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

     THOMAS HAKEL, DIRECTOR - Mr. Hakel has been a Director of the Company since 2001, and as Secretary since November 2005. He has extensive experience in corporate finance and business development. Since 1998, Mr. Hakel has been the founder and manager of International Commerce Group, LLC, a business consultancy organization working primarily with emerging stage technology companies. He also served as the CEO of Accerra Corporation, a web based communications and marketing service from 2003 to April 2004. From 1997 to 1999, Mr. Hakel was co-founder of DTI Network Services, LLC and ICN/CommSource Network Services, LLC, which bought international undersea network fiber optic cable capacity. Prior to that, Mr. Hakel was Executive Vice President at World Change Communications ("WXC"), a telecommunications company with over $400M in annual revenues from 1996 to 1997. In both consulting and operational roles, Mr. Hakel has assisted numerous companies with the development of strategic plans, debt and equity financing and mergers and acquisitions, including transactions involving companies in the software, telecom equipment, financial services and internet industries. He is a Certified Public Accountant and received a Bachelors of Science Degree in computer science from California State University, Sonoma in 1985.

     AARON L. BRINKER, COO - Mr. Brinker became Chief Operating Officer of the Company in July 2006. Since 2004, Mr. Brinker has been the founder and General Partner of MAS Enterprises, GP, which successfully opened and manages two Fantastic Sams franchise hair salons in the East Bay area of San Francisco. Fantastic Sams is the world's largest full service hair care franchise with salons located throughout the United States, Canada, Singapore, Taiwan and Japan. From 1998 to 2004, Mr. Brinker served as a Director of SVB Capital. SVB Capital is the private equity arm of SVB Financial Group (Nasdaq: SIVB), a $4 billion financial services firm serving companies in the technology, life science, private equity and premium wine markets. Mr. Brinker helped raise, invest, and manage SVB Capital's first two venture capital funds in excess of $385 million. From 2002 to 2005, Mr.

Brinker also served as Board Member and Treasurer of Friends for Youth, a non-profit organization dedicated to providing youth mentoring services. He also volunteers as a wish grantor for Make-A-Wish Foundation, which grants the wishes of children with life-threatening medical conditions. Mr. Brinker earned a Bachelor of Science degree in Finance from Santa Clara University in 1998.

     ANDREW BEAURLINE, SENIOR VICE PRESIDENT - CORPORATE DEVELOPMENT AND STRATEGY - Mr. Beaurline became Sr. Vice President of Corporate Development and Strategy in September 2006. Mr. Beaurline had been advising the Company as a consultant since February 2006. Mr. Beaurline has 31 years experience working with middle market businesses including 21 years of investment banking and venture capital experience. Since August 2004, Mr. Beaurline has served as Vice President - Corporate Development for Central Garden & Pet ("Central"), a Nasdaq National Market listed company which is one of the largest suppliers in the lawn and garden and pet supplies industries. Mr. Beaurline will continue to consult to Central through December 2006. Prior to 2005, Mr. Beaurline served as Senior Vice President, Corporate Finance with Sucsy, Fischer & Co. (SFCo), an investment-banking firm headquartered in Chicago. Mr. Beaurline served SFCo for 19 years and was involved with all aspects of developing and managing a middle-market investment banking practice. Mr. Beaurline has extensive experience providing all types of financial advisory services to privately held companies. He has successfully completed corporate merger, sale, acquisition, management buy-out, private equity placement and debt financing transactions. At SFCo Mr. Beaurline was also responsible for the firm's valuation services practice. He has significant experience providing formal valuation reports on corporations, partnerships, and individual securities. Mr. Beaurline has also provided fairness opinions and has served as an expert witness regarding valuation issues. Mr. Beaurline also has operating experience serving as interim CFO for clients when requested. Prior to joining SFCo, Mr. Beaurline was an investment officer with First Chicago's Institutional Venture Capital Fund, and a Senior Manager with Arthur Andersen & Co. (Minneapolis) in its tax and audit divisions. Mr. Beaurline has served as a director for several companies including Nserve Corporation, an extended warranty contract underwriter with annual revenues of $125 million. Mr. Beaurline is a Certified Public Accountant and earned a Masters in Business Administration from the University of Chicago with a specialization in business economics and concentrations in marketing and finance. He also earned a Bachelors of Science in Accountancy (with honors) from the University of Illinois.

     RYAN VICE, CFO - On July 7, 2006, the Board of Directors elected Ryan Vice to serve as Chief Financial Officer of the Company. Mr. Vice has over 10 years of experience in corporate finance, accounting and business development. Mr. Vice is currently serving as an Associate Business Advisor for The Business Resource, Inc. which is a 20 year old small business advisory firm specializing in business development. From 1999 to 2006, Mr. Vice was the corporate controller and primary financial officer for North Bay Corporation, a refuse and recycling company, with over 20 subsidiaries and over 150,000 customers. Mr. Vice oversaw all aspects of the accounting and finance functions of the company including budgeting, forecasting and preparing the consolidated financial statements of multiple operating companies. From October 1996 to April 1999, Mr.Vice practiced public
accounting with Pisenti & Brinker LLP.   He is also the founder and part-
owner of four other small businesses with primary financial and accounting responsibilities in each of them. Mr. Vice is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr.Vice is also a Real Estate Broker licensed by the California Department of Real Estate and a member of the National Association of Realtors. Mr. Vice earned his Bachelor of Science in Finance from California State University, Sacramento in 1995.

     Our Executive Officers hold office until the next annual meeting of the Board of Directors. There are no known arrangements or understandings between any Director or Executive Officer and any other person pursuant to which any of the above-named Executive Officers or Directors was selected as an Executive Officer or Director.

     The Board of Directors currently has an audit committee and a compensation committee, of which William Robotham and Thomas Hakel are both members. The audit committee is chaired by William Robotham and the compensation committee is chaired by Thomas Hakel.

ADVISORS

     The following persons have agreed to assist the Company on an advisory basis.

     HENRY MANAYAN, CHAIRMAN OF THE ADVISORY BOARD - On September 30, 2006, Mr. Manayan began serving the Company as a consultant and is the Chairman of the Advisory Board. The Company and Mr. Manayan entered in a one year advisory engagement, whereby Mr. Henry Manayan will introduce the Company to business opportunities, advise the Company of strategies and opportunities and assist in business development. Currently, Mr. Manayan is the President and General Counsel of Transpacific Capital Corporation, a finance and investment company based in the Silicon Valley area of California. He is also a board director, officer and legal counsel to several hi-tech companies and organizations. Mr. Manayan has served as Executive Director of CultureCom Holdings Ltd. since September 1999. Mr. Manayan is a lawyer and management consultant based in Silicon Valley, California. Mr. Manayan served three-terms as the Mayor of the City of Milpitas, California, the first Asian-American ever elected to the position. Mr. Manayan was educated at Syracuse University, Oxford University (Great Britain), Yale-in-China College, Golden Gate University Graduate College of Banking and Finance, and received his Juris Doctor from University of Santa Clara School of Law. Mr. Manayan also completed post-graduate work at the London Business School and Harvard University. Mr. Manayan has been a college professor and lectures at the University of Washington (Seattle, Washington). Mr. Manayan's experience includes commercial real estate development in five Western States and investment banking. He was one of the original co-founding Directors of ViaGold Capital, Ltd., and helped to take it public on the Australian Stock Exchange in 1997.

     CHUCK MACHE - Chuck Mache has spent a quarter-century selling, managing, building, and leading sales organizations, with a specialty in highly competitive industries. He used his breakthrough sales approach to lead the transition of Benchmark Lending Group from a mortgage broker to a full mortgage bank, and dramatically increased both the number and size of loans in a short period, turning the company into a mid-size player in the California market. As Executive Vice President of Sales for American Home

Shield, Mache grew revenues from $6M to $100M in ten years, formed strategic partnerships with other market leaders, such as Coldwell Banker and Prudential, and restructured sales teams during acquisitions. From working in the field to leading the executive team, Mr. Mache has mentored thousands of sales professionals. Through those relationships, he discovered the four paths to breakthrough sales, and he is committed to using these concepts to build next level sales teams worldwide, through his speeches, coaching, and consulting programs.

     BRYAN THOMAS - Mr. Thomas is the President and Chief Executive Officer of Thomas Reprographics, Inc. which provides construction document printing and distribution management services for the architectural and construction industry. In the nine years in his position, Mr. Thomas has led his company through significant expansion. He has made over twenty acquisitions during this time while maintaining a focus on organic growth. As a result, Thomas Reprographics has grown over 300% and is the second largest reprographics company in North America. Thomas Reprographics currently employs over 900 people in Arizona, Texas, Minnesota, and Florida. Mr. Thomas is a past Chairman of ReproMAX, Inc. ("ReproMAX") and is a current Director of that corporation. He is also the 2007-2008 President of the International Reprographics Association and Past President of the Central Reprographics Association. Mr. Thomas earned his Masters in Business Administration from Southern Methodist University.

     RICK BOSWORTH - Mr. Bosworth has developed and successfully expanded profitable reprographic companies over a 30+ year career. For the past four years, Mr. Bosworth has lead and grown ReproMAX, the world's largest reprographic network with over 250 participating companies throughout the United States, Canada and Western Europe. Mr. Bosworth's continuing goals are to assist and accelerate the changing direction of the reprographic industry through technology implementation and industry integrations. As President of Indox Services Corporation from 1973 to 2003, Mr. Bosworth worked closely within the architectural and construction communities to facilitate, manage and improve information/document processes, and successfully integrating internal information workflows, print, copy and related services for companies such as MasterCard, Anheuser-Busch, Sara Lee, US Bank, and others. Mr. Bosworth served as ReproMAX Chairman from 1999 to 2001. Mr. Bosworth has contributed to the International Reprographics Association as a Board Member for 5 years, acting as both Program and Convention Chair. Mr. Bosworth has also served as Board Member and President of the Central Reprographics Association. Mr. Bosworth currently serves the community as a Board Member for the St. Louis Area Foodbank. Mr. Bosworth earned his degree from the University of Missouri with a Bachelors of Arts in Economics.

     GENE KLEIN - Mr. Klein is the Chief Executive Officer of BarkerBlue Digital Imaging, Inc. (BarkerBlue), a document management and print company servicing the San Francisco Bay Area, where Mr.Klein has been since 1979. In 2000, BarkerBlue became the first reprographics company in Northern California to successfully host an online blue print plan room for the Aluminum Extruders Council industry. This changed the paradigm for Mr. Klein's peers in the reprographics industry, as it forced them to expand their core competence from printing to digital document management. Mr. Klein was instrumental in developing the technology into a system-wide standard within ReproMAX, the world's leading Network of wide-format technology experts, which allowed the organization to become the first successful distribute-and-print network of building plans and specifications. Mr.Klein is a past Chairman of ReproMAX and is currently on its Board of Directors. Mr.Klein has been a member of the IRgA (International Reprographic Association) since 1980 and a member of PIA (Printing Association of America) since 1984. Mr.Klein is the immediate past Chairman of the Board of the San Mateo Area Chamber of Commerce. Mr. Klein graduated from Stanford University with a Bachelors of Arts degree in English Literature in 1979.

     DAVID FERRARI - Mr. Ferrari is the President of One Workplace L. Ferrari, LLC ("One Workplace"), a full service office furnishings dealership in the San Francisco Bay Area where he has worked since 1973. One Workplace provides workplace furnishings, architectural demountable walls, audio visual systems integration, and interactive technology white board products for the work place. In addition to its products, One Workplace provides complete asset management storage services, re-furbishing and light re-manufacturing as well as installation and delivery services. One Workplace represents
Steelcase products and 200 other manufacturers.   Recent start up divisions
in the company include Health Care, Audio Visual, and On Site Facility Management Services. One Workplace is the largest independent office furnishings dealer east of New York City and is viewed as a leader in innovation for their industry. Mr. Ferrari is on the Board of Directors of Lindsay-Ferrari, Facility Link LLC a nation wide service organization, Proview Global an international off shore production company providing Computer Automated Design services and benefits administration, OFRA (office furniture rental alliance) a national office furniture rental business, and various not for profit boards including Los Gatos Little League. Mr. Ferrari graduated from the University of Santa Clara in 1974 with Bachelor of Science degrees in marketing and management.

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Not Applicable.

CODE OF ETHICS

     The Company's Code of Ethics and Business conduct is filed with this report as Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION.



                                           SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------
                                                                               Non-
                                                                   Non-Equity  qualified
                                                                   Incentive   Deferred
                                                                   Plan        Compen-     All Other
Name and                                     Stock      Option     Compensa-   sation      Compen-
Principal                             Bonus  Awards(1)  Awards(1)  tion        Earnings    sation      Total
Position            Year  Salary ($)  ($)   ($)         ($)        ($)         (4)         ($)         ($)
------------------  ----  ----------  ----  ----------  ---------  ----------  ----------  ----------  --------
Daniel J. Brinker,  2006  $30,000(2)   -    $90,517     $ 8,566(3)     -           -         -         $129,083
 CEO
Aaron L. Brinker,   2006  $23,333(2)   -    $72,414     $ 3,269        -           -       $12,000     $111,016
 COO
Ryan P. Vice, CFO   2006  $15,000(4)   -    $ 1,875     $ 2,352        -           -       $12,000     $ 31,227

Andrew Beaurline,   2006  $58,000(2)   -       -        $31,009        -           -       $70,000(5)  $159,009
 VP of Corporate
 Development
----------------------------------------------------------------------------------------------------------------



________________

(1) The value for Stock Awards and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2006 in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, ("FAS 123R"). The fair value of the Stock Awards on the grant date was $0.015 per share, as determined by the Board of Directors. For Option Awards, the dollar amount for each individual varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 2 of Notes to Audited Financial Statements for the year ended December 31, 2006 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under FAS 123R.

(2) This amount had been accrued but not paid as of December 31, 2006. In February 2007, this person agreed to accept shares of the Company's common stock in lieu of cash for this amount. (See Item 12. Certain Relationships and Related Transactions.)

(3) Of the Option Awards to Daniel J Brinker, $2,027 relates to his services as a Director of the Company.

(2) This amount had been accrued but not paid as of December 31, 2006. In February 2007, Mr. Vice agreed to accept shares of the Company's common stock in lieu of cash for $12,000 of this amount. (See Item 12. Certain Relationships and Related Transactions.)

(5) Represents amounts paid to Andrew Beaurline for consulting services performed from February 2006 to August 2006 prior to becoming the Company's Senior Vice President of Corporate Development.

EMPLOYMENT ARRANGEMENTS

     We do not currently have any formal employment agreements with current or proposed Executive Officers. However, in July 2006 we entered into letter agreements concerning compensation matters with Daniel J. Brinker, Aaron L. Brinker and Ryan Vice.

     In July 2006, the company entered into a Stock Compensation Agreement with Mr. Daniel Brinker for services rendered to the Company as President, Chief Executive Officer and Chief Financial Officer. Mr. Brinker received
5.0 million shares of common stock at $0.015 per share. As President and CEO Mr. Daniel Brinker's compensation package provides for base compensation of $180,000 per year multiplied by the portion of time he devotes to the Company. His compensation will begin when the Company receives funding of at least $750,000 or earlier upon the Board's discretion. Mr. Daniel Brinker's salary will thereafter be reviewed on an annual basis by the Board of Director's compensation committee. Upon funding of an offering of a least $5.0 million, Mr. Daniel Brinker will receive a three-year employment contract with a guarantee of one year. Upon becoming a full time employee, Mr. Brinker will receive an opportunity to achieve cash bonus equal to 25% of his salary and a $600.00 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee. Additionally, Mr. Daniel Brinker has been granted 900,000 stock options.

     In July 2006, the company entered into a Stock Compensation Agreement with Mr. Aaron Brinker for services rendered to the Company as a consultant relating to the procurement of new Customer Relationship Management software and accounting systems from February 2006 to July 2006. Mr. Brinker received
4.0 million shares of common stock at $0.015 per share. Mr. Aaron L. Brinker, our Chief Operating Officer, effective July 2006, has a compensation package that provides for base compensation of $140,000 per year multiplied by the portion of time he devotes to the Company. Beginning in February 2006, Mr. Aaron Brinker has spent approximately 10 to 20 hours per week at ATS. It is anticipated that he will continue to spend 20 to 30 hours of time and ramp up to full time depending on the Company's needs and resources. Mr. Aaron Brinker's compensation begins when the Company receives funding of at least $750,000 or earlier upon the Board's discretion. Mr. Aaron Brinker's salary will be reviewed annually thereafter by the Board of Director's compensation committee. Upon becoming a full time employee, Mr. Aaron Brinker will receive an opportunity to achieve cash bonus equal to 25% of his base salary and a $750.00 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee. Additionally, Mr. Aaron Brinker has been granted 450,000 stock options.

     Andrew Beaurline, who became our Senior Vice President of Corporate Development and Strategy on September 19, 2006, has a compensation package that provides for base compensation of $180,000 per year. Mr. Beaurline's compensation will accrue until the Company receives funding of at least $750,000 or earlier upon the Board's discretion. Mr. Beaurline's salary will be reviewed by the Board of Director's compensation committee annually thereafter. Mr. Beaurline will receive an opportunity to achieve cash bonus equal to 30% of his base salary and a $20,000 bonus if the Company achieves a specified level of annualized revenues by December 31, 2006. Additionally, Mr. Beaurline was granted options to purchase up to 4,000,000 shares of the Company.

     Ryan Vice, our Chief Financial Officer, has a compensation package that provides for base compensation of $90,000 per year multiplied by the portion of time he devotes to the Company. Mr. Vice's compensation will begin when the Company receives funding of at least $750,000 or earlier upon the Board's discretion. Mr. Vice's salary will be reviewed annually thereafter by the Board of Director's compensation committee. Mr. Vice began with the Company in June 2006. Mr. Vice plans to spend approximately 24 hours per week at the Company and ramp up to full time depending on the Company's needs and resources. Upon becoming a full time employee, Mr. Vice will receive an opportunity to achieve cash bonus equal to 25% of his base salary and a $350.00 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee. Additionally, Mr. Vice has been granted 300,000 stock options. In connection with his employment, Mr. Vice received 1,000,000 shares of the Company's common stock. Mr. Vice has executed a repurchase agreement with ATS whereby the Company may repurchase these shares if he is employed by the Company for less than two years.

     The compensation agreements for Daniel J. Brinker, Aaron L. Brinker and Ryan Vice began accruing as of November 1, 2006 at the discretion of the Board of Directors.

            2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE



--------------------------------------------------------------------------------------------------------------------
                                       Option Awards                                       Stock Awards
                   ---------------------------------------------------- --------------------------------------------
                                                                                                          Equity
                                                                                                          Incentive
                                                                                              Equity      Plan
                                                                                              Incentive   Awards:
                                           Equity                                             Plan        Market or
                                           Incentive                                          Awards:     Payout
                                           Plan                                               Number of   Value of
                                           Awards:                                 Market     Unearned    Unearned
                   Number      Number      Number                       Number     Value      Shares,     Shares,
                   of Securi-  of Securi-  of                           of Shares  of Shares  Units       Units
                   ties Under- lying Un-   Securi-                      or Units   or Units   or Other    or Other
                   lying Un-   exercised   ties Un-                     of Stock   of Stock   Rights      Rights
                   exercised   Options (#) lying Un-  Option   Option   That       That       That        That
                   Options (#) ----------- exercised  Exercise Expir-   Have Not   Have Not   Have Not    Have Not
                   -----------     Un-     Unearned   Price    ation    Vested     Vested     Vested      Vested
Name               Exercisable exercisable Options(#) ($)      Date     ($)        ($)        (#)         ($)
----               ----------- ----------- ---------- -------- -------- ---------- ---------- ----------  ----------
Daniel J. Brinker                900,000              $0.165   7/7/2016

Daniel J. Brinker     25,000     275,000              $0.165   10/2/2016

Aaron L. Brinker                 450,000              $0.165   7/7/2016

Ryan P. Vice                     300,000              $0.150   7/7/2016  1,000,000  $490,000
                                                                            (1)

Andrew Beaurline               4,000,000              $0.150   9/19/2016
--------------------------------------------------------------------------------------------------------------------



(1) The market value of shares that have not vested was determined by the last reported sale price of the common stock of $0.49 on December 31, 2006.

COMPENSATION OF DIRECTORS AND ADVISORS

     Members of the Board of Directors do not currently receive any cash compensation for their services as Directors. However, certain Directors have received options to purchase shares of our Common Stock. To attract and keep Board members the Company may grant options to Board members. Director Thomas Hakel was granted 7,500 options on March 22, 2001, and 7,500 options on December 17, 2003. Michael Walker, a former Director, was granted 7,500 options on July 16, 2004. Each of these options are excisable at $2.50 per share and vest as to 1/42nd of the total number of shares six months after their respective grant date and vest as to an additional 1/42nd of the number of shares on the first day of each of the following 41 calendar months. Mr. Walker resigned as a Director in March 2005. These options were terminated.

     In July 2006, the Company entered into a Stock Compensation Agreement with Mr. Tomas Hakel for consulting services rendered to the Company relating to financial modeling and acquisition strategies. Mr. Hakel received 2.5 million shares of common stock at $0.015 per share.

     In July 2006, the Company entered into a Stock Compensation Agreement with Mr. William Robotham for consulting services rendered to the Company relating to strategic planning and acquisition strategies. Mr. Robotham received 2.0 million shares of common stock at $0.015 per share.

     On October 2, 2006 the Board granted options to purchase 300,000 shares to each of the three board members comprised of Daniel Brinker, William Robotham and Thomas Hakel. These options are exercisable at $0.165 per share and vest in equal monthly increments over two years starting on the grant date.

     Henry Manayan, the Chairman of our Advisory Board, was granted 200,000 non-qualified stock options exercisable at a price of $0.15 per share. The options shall vest over one year commencing October 1, 2006 at a rate of 16,667 shares per month as long as the one year agreement remains in affect. This engagement is cancelable by either party without notice after 90 days. Mr. Manayan is expected to devote approximately forty (40) hours per annum to perform his duties in this position.

     Chuck Mache, Advisor, was granted 240,000 non-qualified stock options exercisable at a price of $0.15 per share. The options shall vest over one year commencing September 4, 2006 at a rate of 20,000 shares per month as long as the one year agreement remains in affect. In addition, Mr. Mache will also receive $2,000 per month over the one year term of the agreement. This engagement is cancelable by either party without notice after 90 days. Mr. Mache is expected to devote approximately two days per month to perform his duties in this position.

     On February 9, 2007 the Board granted options to purchase 100,000 shares to four individuals comprised of Bryan Thomas, Rick Bosworth, Gene Klein and David Ferrari to serve on its Strategic Advisory Board. These options are exercisable at $0.40 a share and will vest equally over the twelve month term. These agreements are cancelable by either party without notice after 30 days. These individuals are expected to devote approximately one hour of their time in a bi-weekly conference call.


--------------------------------------------------------------------------------------------------
                             2006 DIRECTOR COMPENSATION TABLE


                                                                     Non-
                    Fees                              Non-Equity   qualified
                   Earned                             Incentive    Deferred     All
                     or                                 Plan        Compen-     Other
                   Paid in      Stock      Option      Compen-      sation      Compen-
                    Cash      Awards(1)   Awards(1)    sation       Earnings    sation     Total
      Name           ($)         ($)        ($)          ($)          ($)        ($)        ($)
----------------   --------   ---------   ---------   ----------   ---------   --------   -------
William Robotham   $  -0-     $36,207(2)   $2,027(2)                                      $38,234
Thomas Hakel       $  -0-     $45,259(3)   $2,027(3)                                      $47,286

---------------------------------------------------------------------------------------------------



______________________

(1) The value for Stock Awards and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2006 in accordance with FAS No. 123R. The fair value of the Stock Awards on the grant date was $0.015 per share, as determined by the Board of Directors.
For Option Awards, the dollar amount for each individual varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 2 of Notes to Audited Financial Statements for the year ended December 31, 2006 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under FAS 123R.

(2)  As of December 31, 2006, none of the Stock Awards and $16,219 of the
Option Awards held by Mr. Robotham were unvested.

(3)  As of December 31, 2006, none of the Stock Awards and $16,219 of the
Option Awards held by Mr. Hakel were unvested.

2005 STOCK INCENTIVE PLAN

     On December 15, 2005, the Board of Directors adopted a new Stock Incentive Plan (the "2005 Plan"), which was approved by our shareholders in February 2006. The 2005 Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and service providers (consultants) to American TonerServ. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of American TonerServ. The Board of Directors determines vesting provisions at the time options are granted. In July 2006, the shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 2,500,000 to 7,000,000 shares (after giving effect to the ten for one (10 for 1) stock split), subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. On September 29, 2006, the Board of Directors and our shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 7,000,000 to 8,400,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. The option price must be satisfied by the payment of cash and will be no less than 100% of the fair market value of the Common Stock on the date the option is granted for Incentive Stock Options and 85% of the market value for non-qualified options.

     During 2006, a total of 7,446,300 options to purchase shares of common stock were granted under the 2005 Stock Incentive Plan, of which 490,000 options were granted to non-employees. A total of 50,000 options vested upon granting and and 440,000 shares vest equally over a twelve month period. The remaining 6,956,300 of options to purchase shares were granted to directors, officers and employees of the Company. The Company received $1,500 for 10,000 shares issued upon the exercise of options in October 2006. A total of 40,000 options to purchase shares were forfeited due to termination of employment.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN STOCKHOLDERS

     The following table sets forth the number and percentage of shares of our $.001 par value common stock and preferred shares owned beneficially, as of March 9, 2007, by any person who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons.

                                      Amount of
Name and Address                      Beneficial             Percentage
of Beneficial Owner                   Ownership               of Class
-------------------                  --------------          ----------
BRAM Enterprises (1)                  5,312,500 (1)            20.4%
3550 Round Barn Blvd, Suite 100
Santa Rosa, CA 95403

Daniel J. Brinker                     6,708,067 (2)            27.5%
475 Aviation Blvd., Suite 100
Santa Rosa, CA  95403

Aaron L. Brinker                      4,444,477 (3)            19.2%
729 Cumberland Ct.
Pleasant Hill, CA 94523

Thomas Hakel                          2,934,555 (4)            12.8%
1020 Blue Oak Pl.
Santa Rosa, CA 95404

William A. Robotham                   5,209,393 (5)            21.0%
3550 Round Barn Blvd, Suite 100
Santa Rosa, CA 95403

Lynn J. Brinker                       3,380,790 (6)            13.5%
77 875 Seminole Rd.
Indian Wells, CA 92210

James Laier                           1,895,930 (7)             7.7%
1080 Airport Blvd.
Santa Rosa, CA 95403

Fort Holdings Ltd.                    1,500,000 (8)             6.6%
138 Gloucester Road, Room 1005
Wan Chai, Hong Kong

Basilio Chen                          1,206,900 (9)             5.3%
1840 Gateway Drive, #200
San Mateo, CA 94404

Ryan Vice                             1,026,667 (10)            4.4%
PO Box 5545
Santa Rosa, CA 95402

Andrew Beaurline
2149 - 48th Avenue                      228,889 (11)            1.0%
San Francisco, CA 94116

All Directors and Officers            20,552,048                85.4%
as a group (6 persons)
_____________________

(1) BRAM Enterprises is a general partnership in which Lynn Brinker and William A. Robotham are equal partners. The number of shares beneficially owned by BRAM Enterprises includes 2,000,000 common shares and 3,312,500 shares into which shares of Series C Preferred stock held by BRAM Enterprises may be converted. The Series C Preferred stock can be converted at a ten for one (10 for 1) ratio. Bram Enterprises currently owns 331,250 of Series C Preferred stock.

(2) Includes 5,502,307 common shares held directly by Daniel J. Brinker; 1,086,720 shares of common shares into which shares of Series C Preferred Stock held by Daniel J. Brinker may be converted; 114,040 shares issuable on exercise of options held by Daniel J. Brinker that are exercisable within 60 days; and 5,000 shares that are issuable under warrants held by Daniel J. Brinker. The Series C Preferred stock can be converted at a ten for one (10 for 1) ratio. Mr. Brinker currently owns 108,672 of Series C Preferred stock.

(3)  Includes common shares held directly by Aaron L. Brinker.

(4) Includes 2,832,055 common shares held directly by Thomas Hakel and 83,750 shares issuable upon exercise of options held by Thomas Hakel within 60 days.

(5) Includes 2,215,643 common shares held by William A. Robotham; 250,000 shares into which shares of Series C Preferred Stock held by Mr. Robotham may be converted; 68,750 shares issuable on exercise of options held by Mr. Robotham within 60 days; 1,000,000 of the common shares held by BRAM Enterprises in which Mr. Robotham is a partner; and 1,656,250 common shares into which shares of Series C Preferred Stock held by BRAM Enterprises may be converted. The Series C Preferred stock can be converted at a ten for one (10 for 1) ratio. Mr. Robotham currently owns 25,000 of Series C Preferred stock. Mr. Robotham's share of Bram Enterprises Series C preferred stock is 165,625 shares.

(6) Includes 39,750 common shares held by Lynn Brinker; 671,260 common shares into which shares of Series C Preferred Stock held by Lynn Brinker may be converted; 13,530 shares that are issuable under warrants held by Lynn Brinker; 1,000,000 of the common shares held by BRAM Enterprises in which Mr. Lynn Brinker is a partner; and 1,656,250 common shares into which shares of Series C Preferred Stock held by BRAM Enterprises may be converted. The Series C Preferred stock can be converted at a ten for one (10 for 1) ratio. Mr. Brinker currently owns 67,126 of Series C Preferred stock. Mr. Brinker's share of Bram Enterprises Series C preferred stock is 165,625 shares.

(7) Includes 24,050 common shares held by James Laier and 1,871,880 common shares into which shares of Series C Preferred Stock held by Mr. Laier may be converted. The Series C Preferred stock can be converted at a ten for one (10 for 1) ratio. Mr. Laier currently owns 187,188 of Series C Preferred stock.

(8)  Includes common shares held directly by Fort Holdings Ltd.

(9)  Includes common shares held directly by Basilio Chen.

(10) Includes common shares held directly by Ryan Vice.

(11) Includes common shares held directly by Andrew Beaurline.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2006.




______________________________________________________________________________________
                                                                   Number of
                                                                   Securities Remain-
                                                                   ing Available for
                                                                   Future Issuance
                     Number of Secure-                             Under Equity
                     ties to be Issued      Weighted-Average       Compensation Plans
                     upon Exercise of       Exercise Price of      (excluding secure-
                     Outstanding Options,   Outstanding Options,   ties reflected
                     Warrants and Rights    Warrants and Rights    in column (a))
Plan Category             (a)                     (b)                    (c)
______________________________________________________________________________________
Equity Compensation
Plans approved by          7,484,190                $0.18                 993,700
Stockholders
______________________________________________________________________________________
Equity compensation
plans not approved            -                  -                               -
by Stockholders
______________________________________________________________________________________




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On May 8, 2006, we issued shares of Series C Convertible Preferred Stock ("Series C Shares") to accredited investors in a private offering. A total of 1,067,884 Series C Shares were issued to 12 accredited investors, of which 832,884 Series C Shares were issued in exchange for outstanding convertible notes and the interest accrued thereon of $832,884, along with the warrants that were issued with the convertible notes. In addition, 235,000 Series C Shares were issued for $235,000 in cash. Among the investors that exchanged convertible notes and interest for Series C Shares were BRAM Enterprises a general partnership of which Lynn Brinker (a principal shareholder of the Company and the father of Daniel J. Brinker, President, CEO and a Director of the Company) and William A. Robotham (a principal shareholder and Director of the Company) are partners, who exchanged $331,250 for 331,250 Series C Shares ; Daniel Brinker who exchanged $108,672 for 108,672 Series C Shares ; Lynn Brinker who exchanged $67,126 for 67,126 Series C Shares and James Laier who exchanged $187,188 for 187,188 Series C Shares . Additionally, William Robotham invested $25,000 for 25,000 Series C Shares.

     In July 2006, the Company issued 2.0 million shares of common stock at $0.015 per share to BRAM Enterprises for $25,000 in cancellation of indebtedness of the Company and $5,000 of cash.

     On July 7, 2006, the Company entered into Stock Compensation Agreements with five persons, for which the Company agreed to issue shares of the Company's common stock to them in exchange for services those persons have provided to the Company. The shares were issued at a rate of $.015 per share for such services. The names of the persons with whom the Company entered into Stock Compensation Agreements and their relationships with the Company; the value of the services provided and the number of share issued for such services are set forth in the following table. After giving effect to the issuance of common stock pursuant to the Compensation Agreements, each of these persons has beneficial ownership of greater than 5% of the Company's outstanding common stock.

Name and Relationship        Value of Services       Number of Shares
---------------------        -----------------       ----------------

Daniel J. Brinker,
President, CEO
and Director                     $90,517                  6,034,480

Thomas Hakel,
Director and
Consultant                       $45,259                  3,017,240

Aaron L. Brinker,
Consultant (1)                   $72,414                  4,827,590

William A. Robotham,
Consultant (2)                   $36,207                  2,413,790

Basilio Chen,
Consultant                       $18,104                  1,206,900

----------------

(1) Aaron L. Brinker became Chief Operating Officer of the Company on July 7, 2006. He is the son of Daniel J. Brinker, who is President, CEO and a Director of the Company.

(2)  Mr. Robotham became a Director of the Company on July 10, 2006.

     On July 7, 2006, the Company issued 200,000 shares to BRAM Enterprises in exchange for $5,000 cash and cancellation of indebtedness in the amount of $25,000 for money advanced to the Company.

On July 7, 2006, the Company also entered into a Corporate Development and Consulting Agreement with Fort Holdings Limited ("Fort Holdings"), pursuant to which Fort Holdings will provide the Company with consulting services with regard to corporate and business development, corporate planning and other matters as agreed to from time to time. Initially, Fort Holdings will assist the Company to develop and manage a corporate development plan. As compensation for these services, Fort Holdings received a $10,000 retainer and 1,500,000 shares of the Company's Common Stock. Fort Holdings will be required to return 500,000 shares in the event that the corporate development plan is not completed and 1,000,000 shares if Fort Holdings terminates the Corporate Development and Consulting Agreement within six months of entering into the agreement. 1,000,000 shares are fully vested as of January 7, 2007. The corporate development plan is estimated to be completed within one year from the date of the agreement. As a result of the receipt of this stock, Fort Holdings is now a beneficial owner of more than 5% of the Company's outstanding Common Stock. A direct family member of Basilio Chen not residing in the same home address is a beneficiary non-majority shareholder of Fort Holdings. The family member is neither an officer nor a director of Fort Holdings. Basilio Chen is not an officer or director in Fort Holdings.

     On July 7, 2006, the Company also issued 1,000,000 shares to Ryan Vice, our Chief Financial Officer, in connection with his employment with the Company. Mr. Vice executed a Stock Repurchase Right Agreement with the Company, whereby the Company may repurchase these shares if he is employed by the Company for less than two years at cost.

     From February 2006 to August 2006, Andrew Beaurline served as a consultant to American TonerServ before becoming our Sr. Vice President - Corporate Development and Strategy. He received $70,000 for his services as a consultant.

     On September 18, 2006, the Company completed the sale of seven and one half Units consisting of 10% Convertible Notes and Warrants to purchase common stock at $50,000 per Unit for aggregate proceeds of $375,000. The Units were sold to five accredited investors. Included among the investors are BRAM Enterprises, a principal shareholder of the Company, which purchased one and one-half Units; James Laier, principal shareholder of the Company, who purchased four Units; and Andrew Beaurline, Senior Vice President of Corporate Development and Strategy, who purchased one half Unit. Each Unit consists of a 10% Convertible Note in the principal amount of $49,999 (the "Notes") and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at the rate of 10% per annum and become due and payable in full two years after issuance. The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of Common Stock by the company in a PIPE ("Private Investment in a Public Entity") offering resulting in gross proceeds of not less than $3,000,000 (a "$3 Million Qualified Offering"). The conversion term will expire six months after the Company completes a $3 Million Qualified Offering. The Notes will be automatically converted into shares of Common stock upon the sale and issuance of Common Stock by the Company in a PIPE offering resulting in gross proceeds of not less than $5,000,000 (a "$5 Million Qualified Offering"). The price at which this Note may be converted into Common Stock (the "Conversion Price") shall be the average price at which the first $1.0 million of Common Stock is sold in a $3 Million or $5 Million Qualified Offering, whichever may occur. The Warrants provide that the holder may purchase a number of shares equal 40% of the number of shares a holder would receive if he or she converted their Notes into shares of Common Stock. The exercise price will be the average sales price of Common Stock sold in the first $1.0 million of a $5 Million Qualified Offering. The Warrants become exercisable upon a closing of the $5 Million Qualified Offering and will be exercisable for a period of twelve months thereafter.

     On February 26, 2007 the Company issued 389,630 shares of common stock for services previously rendered to the Company. These shares were issued at $0.45 per share. Dan Brinker, Chief Executive Officer received 66,667 shares for a total of $30,000 in compensation. Aaron Brinker, Chief Operating Officer received 45,185 shares for a total of $20,333 in compensation. Ryan Vice, Chief Financial Officer received 26,667 shares for a total of $12,000 in compensation. Andrew Beaurline, Vice President of Corporate Development and Strategy received 228,889 shares for a total of $103,000 in compensation, of which $45,000 related to consulting services prior to his employment with the Company.

     During 2006, the Company paid $12,000 each to aron L. Brinker and Ryan Vice for management and consulting prior to their employment with the Company. Andrew Beaurline provided consulting services to the Company totaling $70,000 for management and consulting from February 2006 to August 2006 prior to his employment with the Company. At December 31, 2006, the Company had a payable to Andrew Beaurline of $45,000 for the consulting services.

     At December 31, 2006, the Company had outstanding payables to Dan Brinker, President and Chief Executive Officer, of $61,095 and Thomas Hakel, Director, of $7,809. These payables related to advances for operating capital to the Company during the Company's transition into a public company.

ITEM 13.  EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
--------   -----------

3.1        Certificate of Incorporation, as amended (1)

3.2        Bylaws (1)

3.3        Certificate of Amendment filed January 3, 2005 (1)

3.4        Certificate of Amendment filed March 16, 2006 (3)

3.5        Certificate of Amendment filed August 21, 2006 (4)

3.6        Certificate of Designations, Preferences and Rights of
           Series C Convertible Preferred Stock (5)

10.1       1995 Stock Incentive Plan, as amended (1)

10.2       Full Service Lease between Oak Valley Business Center and
           Q MATRIX, Inc. (1)

10.3       Consulting Agreement with Hanover Capital Corporation (1)

10.4       Customer List Purchase Agreement with Computech Print
           Solutions, Inc. (6)

10.5       Convertible Promissory Note issued to Computech Print
           Solutions, Inc. (6)

10.6       Stock Compensation Agreement with Daniel J. Brinker (7)

10.7       Stock Compensation Agreement with Thomas Hakel (7)

10.8       Stock Compensation Agreement with Aaron L. Brinker (7)

10.9       Stock Compensation Agreement with William A. Robotham (7)

10.10      Stock Compensation Agreement with Basilio Chen (7)

10.11      Employment Letter with Daniel J. Brinker (7)

10.12      Employment Letter with Aaron L. Brinker (7)

10.13      Employment Letter with Ryan Vice (7)

10.14      Stock Repurchase Right Agreement with Ryan Vice (7)

10.15      Corporate Development and Consulting Agreement with Fort Holdings
           Ltd. (7)

10.16      Employment Letter with Andrew A. Beaurline (8)

10.17      Form of 10% Convertible Note for 2006 Offering (8)

10.18      Form of Warrant to Purchase Common Stock for 2006 Offering (8)

10.19      Form of Registration Rights Agreement for 2006 Offering (8)

10.20      Customer List Purchase Agreement with Brody Enterprises (9)

10.21      Promissory Note issued to Brody Enterprises (9)

10.22      Consulting Agreement with Arnold Brody (9)

10.23 Stock Compensation Agreement dated February 26, 2007 with Daniel J. Brinker - Filed herewith electronically

10.24 Stock Compensation Agreement dated February 26, 2007 with Ryan Vice - Filed herewith electronically

10.25 Stock Compensation Agreement dated February 26, 2007 with Aaron L. Brinker - Filed herewith electronically

10.26 Stock Compensation Agreement dated February 26, 2007 with Andrew A. Beaurline - Filed herewith electronically

23.1 Consent of Stonefield Josephson, Inc., Certified Public Accountants - Filed herewith electronically

23.2 Consent of Perry-Smith LLP, Indepenent Registered Public Accounting Firm - Filed herewith electronically

14         Code of Ethics (2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.1 Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically

32.1 Certification Principal Financial Officer of Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically
_______________

(1) Incorporated by reference to the Company's Form SB-2 registration statement SEC File No. 333-120688.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(3) Incorporated by reference to the Company's Report on Form 8-K dated March 16, 2006.

(4) Incorporated by reference to the Company's Report on Form 8-K dated August 21, 2006.

(5) Incorporated by reference the Company's Report on Form 8-K dated May 15,
2006.

(6) Incorporated by reference the Company's Report on Form 8-K dated July 5,
2006.

(7) Incorporated by reference the Company's Report on Form 8-K dated July 7,
2006.

(8) Incorporated by reference the Company's Report on Form 8-K dated September 18, 2006.

(9) Incorporated by reference the Company's Report on Form 8-K dated December 20, 2006.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents aggregate fees for professional services rendered by Perry-Smith LLP for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2006 and Stonefield Josephson, Inc. for the audit of the Company's annual financial statements for the fiscal year ended December 31, 2005. Fees billed for other services rendered by them during those periods are also included.

                                        2006           2005
                                     ----------     ----------

Audit Fees (1)                        $46,000        $42,610
Audit-Related Fees                        -             -
Tax Fees
All Other Fees                            -             -
                                      -------        -------
     Total                            $46,000        $42,610
                                      -------        -------

(1) These are fees for professional services performed by Stonefield Josephson, Inc. and Perry-Smith LLP for the audit of the Company's annual financial statements and the Company's filing of an SB-2 registration statement in October of 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERICAN TONERSERV CORP.
Santa Rosa, CA

We have audited the accompanying balance sheet of AMERICAN TONERSERV CORP. (formerly Q Matrix, Inc.) as of December 31, 2006, and the related statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AMERICAN TONERSERV CORP. as of December 31, 2006, and the results of its operations, stockholders' deficit and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2006, have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets and has a shareholders' deficit as of December 31, 2006. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Perry-Smith LLP
Sacramento, California
March 23, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
AMERICAN TONERSERV CORP.
(FORMERLY Q MATRIX, INC.)
Santa Rosa, CA

We have audited the accompanying statements of operations, stockholders' deficit and cash flows of AMERICAN TONERSERV CORP. (formerly Q Matrix, Inc.) for the year ended December 31, 2005. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, stockholders' deficit and its cash flows of AMERICAN TONERSERV CORP. for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements for the year ended December 31, 2005, have been prepared assuming that the company will continue as a going concern. As discussed in Note 3 to the financial statements, the company has incurred losses in each of the past two years which raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note 3. These financial statements do not include any adjustments relating to the recoverability and classification of reported asset amounts or the amounts and classification of liabilities that might result from the outcome of this uncertainty.



Stonefield Josephson, Inc.
CERTIFIED PUBLIC ACCOUNTANTS

San Francisco, California
March 27, 2006

AMERICAN TONERSERV CORP.
Balance Sheet

                                                                December 31,
                                                                    2006
                                                                ------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $    171,220
 Accounts receivable, net of doubtful accounts of $12,615            100,483
 Prepaid expenses and other current assets                             5,504
 Deferred compensation                                               235,142
                                                                ------------
     Total current assets                                            512,349

 Customer lists, net                                                 902,940
 Property and equipment, net                                          27,373
 Deposits                                                              7,110
                                                                ------------
     Total Assets                                               $  1,449,772
                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued expenses                          $    723,817
 Notes payable - current portion
  (net of unamortized discount of $78,825)                           176,175
 Convertible notes payable - current portion
  (net of unamortized discount of $14,001)                           182,442
 Deferred revenue                                                      1,982
                                                                ------------
     Total current liabilities                                     1,084,416
                                                                ------------
Long-term liabilities:
 Notes payable (net of unamortized discount of $154,489)             485,949
 Convertible notes payable, related parties                          375,000
 Convertible notes payable (net of unamortized discount
  of $7,000)                                                         319,724
Warrant liabilities                                                   47,827
                                                                ------------
     Total long-term liabilities                                   1,228,500
                                                                ------------
     Total liabilities                                             2,312,916
                                                                ------------
Commitments and contingencies
Stockholders' deficit:
 Convertible preferred stock, $.001 par value; 50,000,000
  Series C authorized shares; 1,117,884 shares issued and
  outstanding (liquidation preference of $1,117,884)                   1,118
Common stock; $.001 par value; 450,000,000 shares authorized;
  22,781,880 shares issued and outstanding                            22,782
Additional paid-in capital                                        11,859,471
Accumulated deficit                                              (12,746,515)
                                                                ------------
     Total stockholders' deficit                                    (863,144)
                                                                ------------
     Total Liabilities and Stockholders' Deficit                $  1,449,772
                                                                ============

The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Statements of Operations

                                                  December 31,  December 31,
                                                      2006          2005
                                                  ------------  -------------
Revenues:
 Service                                          $   188,649     $ 423,803
 Toner                                                267,784        16,603
                                                  -----------     ---------
Total revenues                                        456,433       440,406
                                                  -----------     ---------
Cost of sales:
 Service                                               90,873       253,063
 Toner                                                171,229        11,703
                                                  -----------     ---------
Total cost of sales                                   262,102       264,766
                                                  -----------     ---------
Gross profit                                          194,331       175,640

Operating Expenses:
 Salaries and wages                                   580,560       196,162
 Professional fees and services                       982,493        69,931
 Sales and marketing                                   87,990        19,806
 General and administrative                           250,648       244,608
                                                  -----------     ---------
Total operating expenses                            1,901,691       530,507
                                                  -----------     ---------
Loss from operations                               (1,707,359)     (354,867)

Other income (expense):
 Fair value of convertible debt                      (154,166)         -
 Interest expense                                     (75,162)      (86,740)
 Change in fair value of warrant liabilities          (35,000)       (2,299)
 Gain on claims settlements                            37,819
                                                  -----------     ---------
 Net loss                                         $(1,933,869)    $(443,906)
                                                  ===========     =========
Net loss per share:
 Basic and diluted                                $     (0.08)    $   (0.58)
                                                  ===========     =========

Weighted average number of shares outstanding:
 Basic and diluted                                 11,359,337       771,880
                                                  ===========     =========


The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Statement of Stockholders' Deficit
Years Ended December 31, 2006 and 2005




                                                              Addi-
                                                              tional
                        Common Stock       Preferred Stock    Paid-in    Accumulated
                      Shares     Amount   Shares     Amount   Amount      Deficit         Total
                    ----------   ------   ---------  ------  ----------  -----------    ----------
January 1, 2005        771,880   $  772       -     $  -    $9,397,566 $(10,368,740)  $ (970,402)

Net Loss                  -        -          -        -          -        (443,906)    (443,906)
                    ----------   ------   ---------  ------  ----------  ------------  -----------

December 31, 2005      771,880      772       -        -      9,397,566  (10,812,646)  (1,414,308)

Issuance of common
 stock              19,500,000   19,500       -        -        293,000         -         312,500

Issuance of common
 stock - restricted  2,500,000    2,500       -        -           -            -           2,500

Exchange of conver-
 tible notes for
 preferred stock          -        -        832,884     833     832,051         -         832,884
Sale of preferred
 stock                    -        -        285,000     285     384,715         -         385,000
Reclassification of
 warrant liability        -        -           -       -           -          22,224       22,224
Exercise of stock
 options                10,000       10        -       -          1,490         -           1,500
Stock compensation
 from options             -        -           -       -           -         330,926      330,926
Stock compensation
 from restricted
 stock                    -        -           -       -           -         597,499      597,499

Net loss                  -        -           -       -           -      (1,933,869)  (1,933,869)
                    ----------  -------   ---------  ------ ----------- ------------   ----------
December 31, 2005   22,781,880  $22,782   1,117,884  $1,118 $11,859,471 $(12,746,515)  $ (863,144)
                      ===========   =======    ==========  ======= ============= =============    ===========















The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Statements of Cash Flows
                                                    Years Ended December 31,
                                                       2006          2005
                                                   -----------    ---------
Cash flow from operating activities:
 Net loss                                          $(1,933,869)   $(443,906)

Adjustment to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                          11,330        7,158
  Amortization                                          26,941       13,204
  Accretion of notes discounts                          11,804         -
  Change in fair value of warrant liabilities           35,000        2,299
  Fair value of convertible debt                       154,166         -
  Gain on claims settlement                            (37,819)        -
  Stock compensation                                   262,500         -
  Stock based compensation                             715,783         -
  Bad debt                                                -          15,841

Changes in operating assets and liabilities:
 (Increase) decrease in assets:
  Accounts receivable                                  (19,464)      11,562
  Prepaid expenses and other current assets              4,127           73
  Deposits                                              (7,110)        -

 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                184,760       55,712
  Deferred revenue                                      (9,605)      (8,284)
                                                   -----------    ---------
     Net cash used in operating activities            (601,456)    (346,341)
                                                   -----------    ---------
Cash flow from investing activities:
 Purchase of customer lists                            (55,000)        -
 Purchase of property and equipment                    (24,036)        -
                                                   -----------    ---------
     Net cash used in investing activities             (79,036)        -
                                                   -----------    ---------
Cash flow from financing activities:
 Proceeds from issuance of preferred stock             385,000      300,000
 Proceeds from issuance of convertible notes
  payable                                              500,000         -
 Payment of debt on customer list acquisitions         (51,562)        -
 Proceeds from issuance of common stock                  6,500         -
                                                   -----------    ---------
     Net cash provided by financing activities         839,938      300,000
                                                   -----------    ---------
     Net increase (decrease) in cash                   159,446      (46,341)
                                                   -----------    ---------
Cash and cash equivalents, beginning of period          11,774       58,115
                                                   -----------    ---------
Cash and cash equivalents, end of period           $   171,220    $  11,774
                                                   ===========    =========

The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Condensed Statements of Cash Flows (Continued)
Increase (Decrease) in Cash and Cash Equivalents

                                                    Years Ended December 31,
                                                       2006          2005
                                                   -----------    ---------
Supplementary information:
 Interest paid                                     $    58,749    $  10,974
                                                   ===========    =========

Income taxes paid                                  $       800    $     800
                                                   ===========    =========

Non cash investing and financing transactions:
 Series C Convertible Preferred stock issued
 on conversion of notes payable and interest       $   832,884    $    -
                                                   ===========    =========

Issuance of notes payable for acquisition
 of customer lists                                 $   874,881    $    -
                                                   ===========    =========

Deferred compensation on restricted stock and
 option grants to non-employees                    $   262,990    $    -
                                                   ===========    =========

Warrant liabilities reclassified to equity         $    22,224    $    -
                                                   ===========    =========

Issuance of common stock to settle accounts
 payable                                           $    25,000    $    -
                                                   ===========    =========

Issuance of convertible notes payable to
 settle accounts payable                           $    97,100    $    -
                                                   ===========    =========

















The accompanying notes form an integral part of these financial statements.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

1.   The Company

     Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995 the Company changed its name to "Q MATRIX, Inc." In January 2005, the Company changed its name to AMERICAN TONERSERV CORP. (the "Company"). The Company is a national distributor of compatible printer toner cartridges. The Company services printers and other office equipment through its Preferred Provider Network. The Company is located in Santa Rosa, California.

     Certificate of Incorporation Amendment:

     On March 16, 2006, American TonerServ Corp. (the "Company") filed a Certificate of Amendment to the Certificate of Incorporation of the Company. The Certificate of Amendment was filed to effect a one for one-hundred reverse split of the shares of the Company's common stock outstanding.

     On July 10, 2006, the Company's shareholders approved an amendment to the Company's Certificate of Incorporation of the Corporation to increase the number of shares of capital stock authorized to 500,000,000 (450,000,000 shares of Common Stock and 50,000,000 shares of Preferred Stock) and to effect a one for ten stock split. The stock split became effective on August 21, 2006.

     All numbers of shares and per share amounts in this filing have been adjusted to give effect to the reverse and forward splits, unless otherwise stated.

2.   Summary of Significant Accounting Policies

     Estimates:

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

2.   Summary of Significant Accounting Policies (Continued)

     The Black-Scholes model is used to value warrants and options. The conversion option, included as a component of convertible debt, is valued using an estimated Private Investment in a Public Entity ("PIPE") price equal to a 20% discount off the fair market value of the stock.

     Cash and Cash Equivalents:

     Cash and cash equivalents consist principally of bank deposits. Cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum of $100,000. At December 31, 2006, The Company had cash deposits of approximately $120,014 in excess of FDIC insurance limits.

     Accounts Receivable:

     Accounts receivable are shown net of allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company uses specific identification, which includes a reserve on older balances that are disputed or in cases where the Company has knowledge of a potential customer payment issue. During the year ended December 31, 2006, the Company had write-offs of $2,535 against the allowance for doubtful accounts. The allowance for doubtful accounts balance at December 31, 2006 was $12,615.

     Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from three to seven years. Leasehold improvements are depreciated on a straight line basis over the lesser of the lease term or estimated useful life.

     Customer Lists:

     The Company entered into three purchase agreements to acquire customer lists during the year ended December 31, 2006. The Company accounts for the purchase of these customer lists at cost, net of discounts, if any, less accumulated amortization. These customer lists are amortized using the straight line method over an estimated useful life of seven years, which approximates the estimated useful life of the customer lists.

     The Company uses debt to purchase the customer lists. The debt is interest free so the Company discounts these notes using an imputed interest rate ranging from 10% to 15%. The discounts on the notes are amortized over the term of the notes using the effective interest method.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

2.   Summary of Significant Accounting Policies (Continued)

     Long-Lived Assets:

     The Company evaluates the carrying value of its long-lived assets when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value of the long lived assets. At December 31, 2006, management determined that its long-lived assets were not impaired.

     Revenue Recognition:

     Revenue is generated from sales of supplies and maintenance agreements. Revenue from supplies sales is recognized upon shipment. Revenue from maintenance is recognized as services are completed or over the term of the maintenance agreements. The following is a detailed description of each revenue activity and its revenue recognition policy:

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components in accordance with Emerging Issues Task Force 00-21, Revenue Arrangements with Multiple Elements. The cartridge portion is recognized after shipment at the same price as a "cartridge only" sale. The service component is deferred and recognized on the earlier of actual cartridge use or ninety days (the maximum term of the service offering with each cartridge).

     Time and Materials Maintenance Contracts - Revenue for equipment service calls initiated by the customer is billed based on actual time and materials. The revenue is recognized as the service is provided.

     Full Service Maintenance Contracts - Revenue for fixed fee equipment service contracts are recognized on a straight-line basis over the life of the contract.

     Deferred Revenue:

     Contract revenue for full-service contracts is recognized by the straight line method over the life of the contract with the unearned portion shown as deferred revenue in the accompanying balance sheet. Deferred revenue is also recorded due to the Company's government customers prepaying for toner orders before they are shipped.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

2.   Summary of Significant Accounting Policies (Continued)

     Deferred Income Taxes:

     The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred income tax assets. The valuation allowance reduces deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax assets that more likely than not will be realized.

     Stock Based Compensation:

     The Company has a stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under the Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2005 plan was 8,400,000 at December 31, 2006. On October 2, 2006 the Board of Directors authorized a 1,400,000 increase in the Plan to 8,400,000 shares. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. As of December 31, 2006, no new options will be granted under the 1995 Plan and there were 46,343 options outstanding under the 1995 Plan.

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123R (revised 2004), "Share-Based Payment" ("FAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and recognized as expenses in its statements of operations.

      The Company adopted FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the year ended December 31, 2006 reflect the impact of adopting FAS 123R. There was no impact from the adoption of FAS 123R as the Company had accelerated vesting for unvested options effective December 31, 2005.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

2.   Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (Continued):

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the statements of operations relating to stock options was $51,442 ($0.00 per share) for year ended December 31, 2006. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the year ended December 31, 2006.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                               December 31, 2006
                                               -----------------

     Dividend yield                                  None
     Expected volatility                             35.0%
     Risk-free interest rate                       4.56%-5.1%
     Expected terms (years)                         5.7-6.3

     The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical data does not yet exist for the Company's stock. The risk free interest rates were determined by the rate of the 7 year treasury bill on the grant date of the options. The expected term was determined in accordance with Staff Accounting Bulletin No. 107.

     Pro Forma Information for Periods Prior to 2006:

     Prior to the adoption of FAS 123R, the Company provided the disclosures required under SFAS No. 123 "Accounting for Stock Based Compensation", as amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123". Employee stock-based compensation expense recognized under FAS 123 was reflected in the Company's results of operations for the year ended December 31, 2005 for employee stock option awards that were granted with an exercise price equal to the fair value of the underlying common stock on the date of grant. There were no stock options issued or vested therefore the Company had no compensation expense related to stock options for the year ended December 31, 2005.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

2.   Summary of Significant Accounting Policies (Continued)

     Pro Forma Information for Periods Prior to 2006 (Continued):

     The pro forma information for the year ended December 31, 2005 required under FAS 123 was as follows:

                                                        December 31,
                                                            2005
                                                        ------------
     Loss for the period
       as reported                                      $(443,906)

       Add: Employee stock-based
       compensation expense, as reported                     -

       Deduct: Employee stock-based
       compensation expense determined
       under the fair value method                           -

     Pro forma loss for the period                      $(443,906)
     Pro forma - basic and diluted                      =========
       loss per share                                   $   (0.58)
                                                        =========

     The Company accounts for restricted stock and options granted to non-employees in accordance with EITF No. 96-18,"Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company records the fair value of such restricted stock and options as deferred compensation at the date of issuance and recognizes compensation on a straight-line basis over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period in the statement of operations.

     Net Loss per Share:

     Net loss per share has been calculated using the weighted average number of shares outstanding during the period. Diluted loss per common share is computed similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants and conversion of convertible debt, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since the impact of outstanding options and warrants is antidilutive.

     All numbers of shares and per share amounts in these financial statements and notes have been adjusted to give effect to the reverse and forward splits, unless otherwise stated.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

2.   Summary of Significant Accounting Policies (Continued)

     Net Loss per Share (Continued):

     The following securities could potentially dilute basic earnings per share in the future:

                                             December 31,   December 31,
                                                 2006           2005
                                             ------------   ------------
     Options                                   7,442,643       87,890
     Common Stock Warrants - 1998 & 1999
       grants                                     50,729       50,729
     Common Stock Warrants - Convertible
       debt                                      682,399 (1)   48,083 (4)
     Convertible debt                          1,538,462 (2)   32,055 (4)
     Convertible Preferred Stock              11,178,840 (3)     -
                                              ----------      -------
     Potential equivalent shares excluded     20,893,073      218,757
                                              ==========      =======

(1) In addition to the outstanding options and common stock warrants, the Company has issued $550,000 of notes as of December 31, 2006 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 30% to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. The Company estimated the number of warrant's based on the fair value of common stock of $0.49 per share at December 31, 2006.

(2) Convertible debt was calculated based on $600,000 of convertible notes outstanding using an estimated conversion price of $0.39 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.49 per share at December 31, 2006.

(3) Preferred Series C Convertible Shares are convertible into ten shares of the Company's common stock at the option of the holders.

(4) In addition to the outstanding options and common stock warrants, the Company has issued $801,386 of notes as of December 31, 2005 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. For estimation purposes at December 31, 2006, if the Company sells shares of common stock in a future offering at $25.00 per share, 32,055 shares would be issuable on conversion of the notes and 48,083 shares would be issuable upon exercise of the warrants.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

2.   Summary of Significant Accounting Policies (Continued)

     Convertible Debt Securities:

     The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities in accordance with SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Company accounts for such securities on the balance sheet as a component of the overall fair value of the securities. The Company estimates fair value based on the intrinsic value of common stock by determining the difference between the total shares converted at fair value and the total shares converted at a 20% discount, which is the estimated discount of a PIPE offering.

     Warrants and Detachable Warrants:

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of shares is unknown, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The Company records the warrant liability at fair value at the end of each reporting period with changes recorded in earnings. At the time the warrants are exercised or the number of shares are known the liability will be reclassified to equity to reflect the increase in shares outstanding.

     The Black-Scholes option pricing method is used to value the warrants and detachable warrants upon the date of issuance and at each balance sheet date for warrant liabilities. During 2006, the Company reclassified $22,224 of warrants to equity upon conversion of notes payable (Note 9). The assumptions used to value this amount was based on $0.025 per share, a 1% volatility and a risk free interest rate of 3%. At December 31, 2006, a $0.49 per share value was attached to the warrants, a 35% volatility and a risk free interest rate of 4.0% based on the estimated life of 1.25 years of the warrant liabilities.

     Segment:

     Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 2006 and December 31, 2005, all material revenues have been derived from domestic operations.

3.   Going concern and Basis of Presentation

     The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

3.   Going concern and Basis of Presentation (Continued):

     The Company had a net loss of $1,933,869 and had negative cash flows from operations of $601,455 for the year ended December 31, 2006 and had an accumulated deficit of $12,746,515 and a working capital deficit of $572,067 at December 31, 2006. The Company settled overdue claims from certain service providers resulting in a net gain of $37,819 during the year ended December 31, 2006. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. It is management's objective to seek additional capital and funding sources to finance its future operations. The Company raised $885,000 through private offerings during the year ended December 31, 2006.

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

4.   Recent Accounting Pronouncements

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 in the year ended December 31, 2006 did not have a material effect on the Company's results of operations, liquidity or capital resources.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

4.   Recent Accounting Pronouncements (Continued):

     In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". The Company presently recognizes income tax positions based on management's estimate of whether it is reasonably possible that a liability has been incurred for unrecognized income tax benefits by applying SFAS No. 5, "Accounting for Contingencies". FIN 48 prescribes a comprehensive model for recognizing, measuring, presenting and disclosing in the financial statements tax positions taken or expected to be taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. If there are changes in net assets as a result of the application of FIN 48, these will be accounted for as an adjustment to the opening balance of retained earnings. Management will adopt FIN 48 in the first quarter of 2007 and does not expect the adoption to have a material impact on the Company's financial position or results of operations.

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. SAB 108 is effective for the first fiscal year ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In December 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

5.   Property and Equipment

A summary of property and equipment as of December 31, 2006, is as follows:

                Computer hardware                  $   6,402
                Furniture and fixtures                22,842
                Leasehold improvements                27,631
                Computer software                     11,300
                                                   ---------
                                                      68,175
                Less accumulated depreciation        (40,802)
                                                   ---------
                                                   $  27,373
                                                   =========

     Depreciation for the years ended December 31, 2006 and 2005, totaled $11,330 and $7,158, respectively.

6.   Customer List Acquisitions

     A summary of customer lists as of December 31, 2006, is as follows:

                Customer lists                     $ 929,881
                Less accumulated amortization        (26,941)
                                                   ---------
                                                   $ 902,940
                                                   =========

Amortization expense for the year ended December 31, 2006 totaled $26,941.

     On July 5, 2006, the Company entered into a Customer List Purchase Agreement with Computech Printer Solutions, Inc. ("Computech") in which the Company acquired Computech's list of customers and related information for $292,000. The terms of the agreement included a $50,000 down payment and a note for $242,000 and monthly payments of $8,000. The monthly payments are contingent upon the purchased customer list achieving certain revenue levels consistent with past performances while maintaining a 40% gross margin over a two year period. After the two year term of the note, a $50,000 balloon payment is due in cash or the note can be converted at the option of the note holder. The conversion price will be at a 25% discount to the PIPE Offering, but can be no less than $0.20 per share. The Company recorded a customer list asset of $263,999.

     The note has been discounted at 10% to impute interest and is being amortized over the two year term of the note. In addition to the payments listed above, Computech will be entitled to receive a bonus payment if the gross margin from sales generated from the customer list is above $220,000 for any fiscal year during the first two years. The bonus payment would be equal to 30% of gross margin in excess of $220,000. During the year ended December 31, 2006, Computech did not exceed gross margins above $220,000.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

6.   Customer List Acquisitions (Continued)

     On August 26, 2006, the Company entered into a Customer List Purchase Agreement with Laser Cartridge Recharge Systems, Inc. ("LCRS") in which the Company acquired LCRS's list of customers and related information for $104,000. The terms of the agreement included a $5,000 down payment and monthly payments of 25% of gross sales for year one and 20% of gross sales for year two. These payments are assuming annual gross sales of $220,000. The liability associated with this purchase has been discounted at 10% to impute interest and will be amortized over the two year term of the note. The Company recorded a customer list asset of $94,886.

     On December 20, 2006, the Company entered into a Customer List Purchase Agreement with Brody Enterprises in which the Company acquired Brody Enterprises' list of customers and related information for $800,000. The terms of the agreement include four annual payments of $200,000 beginning January 2, 2007. The liability associated with this purchase has been discounted at 15% to impute interest and will be amortized over the three year term. The Company recorded a customer list asset of $570,996.

     These companies are distributors of remanufactured laser toner cartridges, primarily to business customers. The Company intends to use the customer lists to solicit sales of remanufactured toner cartridges to increase the Company's sales of such products.

     As of December 31, 2006, notes payable in connection with the acquisition of customer lists (also see note 8) are comprised of unsecured notes payable as follows.

                  Gross Notes Payable     $ 895,438
                  Unamortized discount     (233,314)
                                          ---------

                  Subtotal                  662,124
                  Less: current portion    (176,175)
                                          ---------
                  Total long term debt    $ 485,949
                                          =========

     Amortization expense related to the notes payable discount was $4,804 for the year ended December 31, 2006.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

7.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of December 31, 2006 is comprised of the following:

                                                   December 31,
                                                       2006
                                                   ------------
   Accounts payable                                  $263,455
   Long outstanding payables                          284,942
   Accrued payroll                                    153,670
   Accrued other expenses                              21,750
                                                     --------
   Total accounts payable and accrued expenses       $723,817
                                                     ========

8.   Convertible Notes Payable

     As of December 31, 2006, convertible notes payable (the "Notes") are comprised of unsecured notes payable as follows:

                                                Third     Related
                                                Parties   Parties
                                               --------   --------

   Convertible notes payable                   $250,000   $300,000
   Convertible notes payable - customer
     lists (Note 6)                             194,000       -
   Fair value of convertible debt                62,500     75,000
   Fair value of convertible debt - customer
     lists                                       16,666       -
   Less unamortized discount - customer lists   (21,000)      -
                                               --------   --------
   Subtotal                                     502,166    375,000
   Less current portion                        (182,442)      -
                                               --------   --------
   Total long term portion                     $319,724   $375,000
                                               ========   ========

     For the year ended December 31, 2006, the amortization expense relating to the convertible notes payable discount was $7,000.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

8.   Convertible Notes Payable (Continued)

     In the period from July to December of 2006, $500,000 of convertible notes payable was issued. The offering consisted of the sale of Units at a purchase price of $50,000 per Unit. Each Unit consists of a 10% Convertible
Note in the principal amount of $49,999 (the "Notes") and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at the rate of 10% per annum and become due and payable in full two years after issuance. The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of Common Stock by the Company in a PIPE offering resulting in gross proceeds of not less than $3,000,000 (a "$3 Million Qualified Offering"). The conversion term will expire six months after the Company completes a $3 Million Qualified Offering. The Notes will be automatically converted into shares of common stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $5,000,000 (a "$5 Million Qualified Offering"). The price at which the Notes may be converted into Common Stock (the "Conversion Price") will be the average price at which the first $1.0 million of Common Stock is sold in a $3 Million or $5 Million Qualified Offering, whichever may occur.

     The Notes also contain detachable warrants equal to 30-40% of the face value of the Note. In assessing the fair value of the warrant grants, the Company recorded the fair value of these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares at the date of grant (see Note 9). The intrinsic value of the warrants at their grant date was $137,500. The fair value of the warrant liabilities at December 31, 2006 was $47,827.

     In May 2006, $751,386 of convertible notes payable issued in May 2005 and $81,498 of related accrued interest on these notes, which were originally to be converted into shares of common stock, were exchanged for Series C Convertible Preferred Stock ("Series C Shares"). In addition, the warrants to purchase 1,127,079 shares of common stock were terminated. A total of 832,884 Series C Shares were issued in exchange for the convertible notes and the interest accrued thereon, along with the termination of warrants issued with the convertible notes. This did not result in an expense for the induced conversion because the note holders did not receive additional consideration to convert the notes payable to Series C preferred shareholders. As of December 31, 2006, there was $50,000 of convertible notes outstanding that were issued in May 2005.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

9.   Warrant Liabilities

     In conjunction with raising capital through the sale of convertible notes payable (see Note 8), the Company issued various warrants to purchase shares of common stock. As the contracts must be settled by the delivery of registered shares and delivery of the registered shares are not controlled by the Company, the fair value of the warrants at the date of issuance was recorded as warrant liabilities on the balance sheet. The fair value of the warrant liabilities at December 31, 2006 was $47,827. The Company recorded the change in fair value of warrant liabilities of $35,000 and $2,299 in the statement of operations for the years ended December 31, 2006 and 2005, respectively.

     In calculating the warrant liabilities, the fair value of each warrant is estimated at the end of each period using the Black-Scholes model and the following weighted average assumptions:

                            December 31, 2006          December 31, 2005
                            -----------------          -----------------
     Dividend yield               None                       None
     Expected volatility          35.0%                      35.0%
     Risk-free interest rate       4.0%                       4.0%
     Expected terms (years)       1.25                       1.25

     In June 2006, $22,224 of warrants were transferred to equity upon conversion of the notes payable to preferred stock (see note 8).

10.  Pension Plan:

     The Company had a 401(k) benefit plan for its full time employees during the year ended December 31, 2005. This plan was terminated during the year ended December 31, 2006. Prior to the termination of the plan, the Company made no contributions to the plan during the years ended December 31, 2006 and December 31, 2005.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

11.  General and Administrative Expenses:

     During the years ended December 31, 2006 and 2005 General and Administrative expenses were comprised as follows:

                                               December 31,    December 31,
                                                   2006            2005
                                               ------------    ------------
Office lease                                     $112,405        $ 93,208
Telephone                                          16,892          33,327
Insurance                                          11,377          77,788
Payroll tax                                        22,140          15,898
Depreciation                                       11,330           8,271
Amortization                                       26,941            -
Bad debt                                             -             10,741
Other                                              49,563           5,375
                                                 --------        --------
Total General and Administrative Expenses        $250,648        $244,608
                                                 ========        ========
12.  Income Taxes:

     The Company has no taxable income and a full valuation allowance on deferred income tax assets. Accordingly, there was no provision for federal and state income taxes for the years ended December 31, 2006 and 2005.

     A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended December 31, 2006 and 2005, is as follows:
                                                     2006     2005
                                                     -----    -----

     Statutory federal income tax rate               (34)%    (34)%
     State income taxes net of federal benefit        (6)%     (6)%
     Valuation allowance on deferred income tax
       assets                                         40 %     40 %
                                                     -----    -----
       Effective tax rate                               0%       0%
                                                     ======  ======

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2006, are as follows:

     Deferred tax assets:
       Net operating loss carryforwards                $4,071,000
     Stock compensation                                   285,000
     Fair value of convertible notes payable               75,000
     Amortization                                           4,000
                                                       ----------
       Total deferred tax asset                         4,435,000
       Less valuation allowance                        (4,435,000)
                                                       ----------
         Net deferred tax asset                        $     -
                                                       ==========
                                      F-23




AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

12.  Income Taxes (Continued):

     Net operating loss carryforwards of approximately $11,472,000 for federal and $2,589,000 for state are available as of December 31, 2006, to be applied against future taxable income. The net operating loss carryforwards expire in tax years 2015 through 2026 for federal purposes and in tax years
2007 through 2026 for state purposes.   In 2006 $161,936 in state net
operating losses expired for tax purposes.

     Due to the significant increase in common stock issued and outstanding in 2005 and 2006, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses. The change in valuation allowance for the year ended December 31, 2006 and 2005, was $775,022 and $1,420,574, respectively.

13.  Preferred Stock

     In May 2006, the Company issued 1,067,884 Series C Shares in exchange for convertible notes and the interest accrued thereon totaling $832,884 (see
Note 6) and cash of $235,000.

     In December 2006, the Company received subscriptions for 50,000 shares of Series C Shares from accredited investors in a private offering for $150,000 in cash.

     The Series C Shares are convertible into ten shares of the Company's common stock at the option of the holders . The holders of the Series C Shares will vote together with the holders of common stock on an "as if converted" basis. The holders of the Series C Shares will also be entitled to vote as a separate class as required by Delaware law. Holders of Series C Convertible Preferred Stock will receive dividends only when and if declared by the Board of Directors of the Company and no dividends shall accumulate on the Series C Convertible Preferred Stock.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

14.  Common Stock Warrants

     Common stock warrants were issued in 1998 and 1999, in connection with debt agreements, which have been fully repaid; the warrants expire between the years 2007 through 2008. Common stock warrants have also been issued in connection with debt agreements relating to the Company's private debt offerings from 2004 to 2006 (see Notes 8 & 9). Warrants outstanding as of December 31, 2006, are as follows:

             Balance at December 31, 2005                50,729
             Exercised in 2006                             -
             Expired in 2006                               -
                                                      ---------
             Balance at December 31, 2006                50,729
                                                      =========

     The weighted average exercise price per share of the warrants issued in 1998 and 1999 at December 31, 2006, was $2.50.

15.  Stock-based Compensation

     On July 7, 2006, 17,500,000 shares of common stock were issued to the below listed individuals in the amounts set forth opposite their names. These are being issued to such individuals in payment for services rendered to the Corporation under the terms and conditions set forth in the Stock Compensation Agreements entered on this date for the following individuals:
Dan Brinker (6,034,480), Aaron Brinker (4,827,590), Tom Hakel (3,017,240),
Bill Robotham (2,413,790) and Basilio Chen (1,206,900). The fair value of such shares is $0.015 per share, as determined by the Board of Directors. Total compensation recognized during the year ended December 31, 2006 relating to this stock was $262,500, of which $244,396 was recorded in salaries and wages and $18,104 was recorded in management fees. These amounts have been recorded in Equity as a component of Additional Paid In Capital.

     On July 7, 2006, 2,000,000 shares of common stock were issued to BRAM Enterprises in cancellation of $25,000 of indebtedness for money advanced by BRAM Enterprises plus $5,000 cash paid to the Company.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

15.  Stock-based Compensation (Continued)

     At December 31, 2006, $174,434 in compensation was accrued for services rendered by certain individuals. On February 22, 2007, the Company issued 389,630 shares of common stock for services previously rendered to the Company. The number of shares issued was based on the share price of $0.45, which is the fair market value of stock as of the date of issuance. Dan Brinker, Chief Executive Officer, received 66,667 shares for a total of $30,000 in compensation. Aaron Brinker, Chief Operating Officer, received 45,185 shares for a total of $20,333 in compensation. Ryan Vice, Chief Financial Officer, received 26,667 shares for a total of $12,000 in compensation. Andrew Beaurline, Vice President of Corporate Development and Strategy received 228,889 shares for a total of $103,000 in compensation, of which $45,000 related to consulting services prior to his employment with the Company. Chuck Mache, advisor, received 22,222 shares for a total of $10,000 in compensation.

16.  Restricted Stock

     On July 7, 2006, the Company's Board of Directors entered into a Corporate Development and Consulting Agreement with Fort Holdings Limited, a British Virgin Island corporation ("Fort Holdings"), under which Fort Holdings will provide corporate and business development, planning and financial consulting services to the Corporation. As compensation for these services, Fort Holdings received a $10,000 retainer and 1,500,000 shares of the Company's Common Stock. Fort Holdings will be required to return 500,000 shares in the event that the corporate development plan is not completed and 1,000,000 shares if Fort Holdings terminates the Corporate Development and Consulting Agreement within six months of entering into the agreement. The fair value of this stock when granted was $0.015 per share. At December 31, 2006, this consulting agreement was still in effect. The completion date of the Corporate Development Plan is estimated to be one year from the date of the agreement.

     On July 7, 2006 the Board of Directors granted 1,000,000 shares of restricted stock for services provided by Ryan Vice prior to his appointment as Chief Financial Officer of the Company. These shares are subject to the employee's continued service of two years to the Company. The fair value of this stock when granted was $0.015 per share.

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares. Prior to the implementation of SFAS 123R, the Company had not issued any restricted stock. Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for the Chief Financial Officer.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

16.  Restricted Stock (Continued)

     The amount of expense for the year ended December 31, 2006 related to restricted stock that would have been included in the consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees was $3,750 ($0.015 per share). The amount of expense for the year ended December 31, 2006 related to restricted stock for non-employees was $612,500. We have not recorded income tax benefits related to the expense for restricted stock issued to non-employees as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the year ended December 31, 2006.

     A summary of the changes in restricted stock outstanding during the year ended December 31, 2006 is presented below:

---------------------------------------------------------------------------
                                                            Weighted
                                                             Average
                                                            Grant Date
                                     Shares                 Fair Value
---------------------------------------------------------------------------
Non-vested shares
 at January 1, 2006                     -                       -
   Granted                         2,500,000                 $0.015
   Vested                               -                       -
   Forfeited/Expired                    -                       -
                                   ---------                 ------
Non-vested shares
 at December 31, 2006              2,500,000                 $0.015
                                   =========                 ======

     As of December 31, 2006, there was $126,250 of total unrecognized compensation cost related to restricted stock, of which $122,500 is recorded as deferred compensation. The weighted average vesting period remaining for the restricted stock is 1.2 years.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

17.  Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the twelve months ended December 31, 2006 is presented below:



                                                            Weighted
                                                            Average
                                               Weighted     Remaining
                                               Average      Contractual    Aggregate
                                               Exercise     Term           Intrinsic
                                  Shares       Price        (Years)        Value
                                ----------     --------     -----------    ----------
Outstanding at January 1, 2006     87,890       $2.500          -          $     -
                                                                           ==========
 Granted                        7,446,300       $0.155          -           2,496,417
 Exercised                        (10,000)      $0.150          -          ==========
 Forfeited/Expired                (81,550)      $2.040          -
                                ---------       ------        ----
Outstanding at December 31,
  2006                          7,442,640       $0.169        9.67         $2,386,274
                                =========       ======        ====         ==========
Exercisable at December 31,
  2006                            344,173       $0.471        8.97         $  114,934
                                =========       ======        ====         ==========





     The weighted average grant date fair value of options granted during the year ended December 31, 2006 was $513,893. The fair value of options exercised during the year ended December 31, 2006 was $4,900.

     As of December 31, 2006, there was $430,475 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.85 years, of which $235,142 is recorded as deferred compensation. The total fair value of options vested was $133,362 during the year ended December 31, 2006. A former employee paid $1,500 to exercise 10,000 options during the year ended December 31, 2006.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

18.  Operating Lease Commitment:

     The Company leases its business premises in Santa Rosa under a non-cancelable operating lease expiring November 2007. The lease payments are subject to annual increases per the lease agreement.

     Future minimum rental payments required under this lease as of December 31, 2006 is $75,527 for the year ending December 31, 2007. Rent expense for December 31, 2006, and December 31, 2005, totaled $112,405 and $93,208, respectively.

19.  Concentration of Credit Risk

     During the years ended December 31, 2006 and 2005, one customer, Xerox Corporation, represented approximately $76,540 and $264,244 of revenues, respectively, representing 17% and 60% of total revenues, respectively.

     At December 31, 2006 one customer, Xerox Corporation, represented 16% of the total accounts receivable at December 31, 2006.

20.  Related Party Balances and Transactions

     During 2006, the Company paid $12,000 each to Aaron L. Brinker and Ryan Vice for management and consulting prior to their employment with the Company. Andrew Beaurline provided consulting services to the Company totaling $70,000 for management and consulting from February 2006 to August 2006 prior to his employment with the Company. At December 31, 2006, the Company had a payable to Andrew Beaurline of $45,000 for the consulting services.

     At December 31, 2006, the Company had outstanding payables to Dan Brinker, President and Chief Executive Officer, of $61,095 and Thomas Hakel, Director, of $7,809. These payables related to advances for operating capital to the Company during the Company's transition into a public company.

21.  Commitments and Contingencies

     There are currently no legal actions pending against the Company. In the past, we have been subject to claims arising in the ordinary course of business, primarily vendor disputes. We settled certain overdue claims from certain service providers during the year ended December 31, 2006. There are currently no such claims outstanding. During the year ended December 31, 2006, the Company settled $65,697 in long outstanding payables. The Company paid $25,478 in cash and realized a gain of $37,819.

AMERICAN TONERSERV CORP.
Notes to Financial Statements
Years Ended December 31, 2006 and 2005

22.  Subsequent Events (Unaudited)

     On February 5, 2007 the Company entered into a non-binding letter of intent to purchase certain assets of Optima Technologies, Inc. ("Optima"). Optima has been engaged in the business of print management, printing supplies and repair service since 1987. Optima's business model is consistent with the Company's stated acquisition targets.

     The Company expects to reduce costs by achieving economies of scale through an increase in purchasing power. As part of the proposed acquisition, the Company intends to contract with the current Optima management team and continue to service Optima's customers as they have been in the past.

     As consideration for the purchase of Optima, the Company would pay approximately $2,550,000 in cash and promissory notes, a portion of which will be convertible into common stock of the Company. The acquisition is subject to the completion of due diligence, negotiation and execution of a definitive agreement, the completion of an audit of Optima's financial statements, as well as customary closing conditions.

     On February 9, 2007, the Company engaged four individuals to serve on its Strategic Advisory Board. These individuals were granted 100,000 options each at $0.40 a share to serve a one year term. The options will vest equally over the twelve month term.

     During the period from January 2007 to March 2007, the Company raised $1,113,248 from 18 accredited investors in private offerings, of which $1,063,248 was related to the Company's Convertible Preferred Stock offering and $50,000 was related to the Company's Convertible Debt offering. Included in the Convertible Stock offering is $38,248 of past due vendor accounts at December 31, 2006 that were settled.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN TONERSERV CORP.



Date:  March 26, 2007                 By:/s/ Daniel J. Brinker
                                         Daniel J. Brinker
                                         President and Chief Executive
                                         Officer


                                      By:/s/ Ryan Vice
                                         Ryan Vice
                                         Chief Financial Officer and
                                         Principal Accounting Officer


     In accordance with the Exchange Act, this report has been signed following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Daniel J. Brinker                                 March 26, 2007
Daniel J. Brinker, Director



/s/ Thomas Hakel                                      March 26, 2007
Thomas Hakel, Director



/s/ William A. Robotham                               March 26, 2007
William A. Robotham, Director