Form 10QSB
period 2007-03-31
AMERICAN TONERSERV CORP.
filed 2007-05-11
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2007

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 10, 2007 there were 23,614,010 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]



                       AMERICAN TONERSERV CORP. AND SUBSIDIARY
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet
          March 31, 2007 (Unaudited)  ................................   3

          Condensed Consolidated Statements of Operations (Unaudited) Three Months Ended March 31, 2007
          and 2006  ..................................................   4

          Condensed Consolidated Statements of Cash Flow (Unaudited)
          Three Months Ended March 31, 2007 and 2006 .................   5

          Notes to Condensed Consolidated Financial Statements
          Unaudited) .................................................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation ..  22

Item 3.   Controls and Procedures ....................................  26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  27

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  27

Item 3.   Defaults Upon Senior Securities ............................  28

Item 4.   Submission of Matters to a Vote of Security Holders ........  28

Item 5.   Other Information ..........................................  28

Item 6.   Exhibits ...................................................  28

          Signatures .................................................  29














                                       2


AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
(Unaudited)

                                                                 -----------
        March 31,
                                                                    2007
                                                                 -----------
ASSETS
Current assets:
 Cash and cash equivalents                                      $    965,258
 Accounts receivable, net of doubtful accounts of $12,615            152,595
 Prepaid expenses and other current assets                            24,155
 Deferred compensation                                               180,780
                                                                ------------
     Total current assets                                          1,322,788

 Customer lists, net                                                 869,729
 Property and equipment, net                                          25,653
 Deferred acquisition costs   						    93,288
 Deposits                                                              7,110
                                                                ------------
     Total Assets                                               $  2,318,568
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $    525,620
 Notes payable - current portion
  (net of unamortized discount of $59,145)                           132,442
 Convertible notes payable - current portion
  (net of unamortized discount of $14,001)                           195,855
 Deferred revenue                                                        499
                                                                ------------
     Total current liabilities                                       854,416
                                                                ------------
Long-term liabilities:
 Notes payable (net of unamortized discount of $159,383)             280,027
 Convertible notes payable, related parties                          375,000
 Convertible notes payable (net of unamortized discount
  of $3,500)                                                         417,724
Warrant liabilities                                                   47,720
                                                                ------------
     Total long-term liabilities                                   1,120,471
                                                                ------------
     Total liabilities                                             1,974,887
                                                                ------------
Commitments and contingencies

Stockholders' equity:
 Convertible preferred stock, $.001 par value; 50,000,000
  Series C authorized shares; 1,680,633 shares issued and
  outstanding (liquidation preference of $1,680,633)                   1,680
Common stock; $.001 par value; 450,000,000 shares authorized;
  23,614,010 shares issued and outstanding                            23,614
Additional paid-in capital                                        14,034,067
Accumulated deficit                                              (13,715,680)
                                                                ------------
     Total stockholders' equity                                      343,681
                                                                ------------
     Total Liabilities and Stockholders' Equity                 $  2,318,568
                                                                ============

The accompanying notes form an integral part of these condensed financial statements.
                                       3


AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  -------------------------
                                                     2007           2006
                                                  ----------     ----------
Revenues:
  Service                                         $   20,784     $   86,575
  Toner                                              369,784          3,321
                                                  ----------     ----------
Total Revenues                                       390,568         89,896
                                                  ----------     ----------
Cost of sales:
  Service                                             16,849         33,824
  Toner                                              215,964          1,998
                                                  ----------     ----------
Total Cost of Sales                                  232,813         35,822

Gross profit                                         157,755         54,074

Operating Expenses:
  Salaries and wages                                 308,864         29,838
  Professional fees and services                     511,899         38,917
  Sales and marketing                                150,021            565
  General and administrative                         112,487         46,924
                                                  ----------     ----------
Total Operating Expenses                           1,083,271        116,244
                                                  ----------     ----------
Loss from operations                                (925,516)       (62,170)

Other income (expense):
  Fair value of convertible debt                     (12,500)          -
  Interest expense                                   (32,557)       (24,065)
  Change in fair value of warrant liability              107         12,827
  Gain on claims settlement                            1,301         10,808
                                                  ----------     ----------
Net loss                                          $ (969,165)    $  (62,600)
                                                  ==========     ==========
Net loss per share:
  Basic and diluted                               $    (0.04)    $    (0.08)
                                                  ==========     ==========
Weighted average number of shares
outstanding:
  Basic and diluted                               22,942,061        771,880
                                                  ==========     ==========



The accompanying notes form an integral part of these condensed financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  -------------------------
                                                     2007           2006
                                                  ----------     ----------
Cash flow from operating activities:
  Net loss for the period                         $ (969,165)    $  (62,600)

Adjustment to reconcile net loss to net cash
(used in) provided by operating activities:
  Depreciation                                         3,452          2,255
  Amortization                                        33,211          4,140
  Accretion of notes discount                         18,286           -
  Change in fair value of warrant liability             (107)       (12,827)
  Fair value of convertible debt                      12,500           -
  Gain on claims settlement                           (1,301)       (10,808)
  Stock compensation                                 281,375           -
  Stock based compensation                            85,396           -

Changes in operating assets and liabilities:
 (Increase) decrease in assets:
  Accounts receivable                                (52,112)       (20,179)
  Prepaid expenses and other current assets          (18,651)          -
 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses               (8,315)       104,915
  Deferred revenue                                    (1,483)        (3,564)
                                                  ----------     ----------
     Net cash (used in) provided by operating
       activities                                   (616,914)         1,332
                                                  ----------     ----------
Cash flow from investing activities:
  Acquisition costs                                  (93,288)          -
  Purchase of property and equipment                  (1,732)          (949)
                                                  ----------     ----------
     Net cash used in investing activities           (95,020)          (949)
                                                  ----------     ----------
Cash flow from financing activities:
  Proceeds from issuance of preferred stock        1,675,000           -
  Proceeds from issuance of convertible notes
   payable                                           100,000           -
  Payment of convertible notes                       (50,000)          -
  Payment of debt on customer list acquisitions     (219,028)          -
                                                  ----------     ----------
     Net cash provided by financing activities     1,505,972           -
                                                  ----------     ----------
     Net increase in cash                            794,038            383

Cash and cash equivalents, beginning of period       171,220         11,774
                                                  ----------     ----------
Cash and cash equivalents, end of period          $  965,258     $   12,157
                                                  ==========     ==========
Supplementary information:
  Interest paid                                   $    9,271     $     -
                                                  ==========     ==========

The accompanying notes form an integral part of these condensed financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  -------------------------
                                                     2007           2006
                                                  ----------     ----------

Non cash investing and financing transaction:
  Series C Convertible Preferred stock issued
  to settle accounts payable                      $   13,248     $      -
                                                  ==========     ==========

Deferred compensation on restricted stock and
  option grants to non-employees                  $   90,025     $      -
                                                  ==========     ==========

Issuance of common stock to settle accounts
  payable                                         $  175,333     $      -
                                                  ==========     ==========






























The accompanying notes form an integral part of these condensed financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
____________________________________________________________________________

1.   The Company

     Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995, Managed Maintenance Systems, Inc. changed its name to "Q MATRIX, Inc." In January 2005, Q MATRIX, Inc. changed its name to AMERICAN TONERSERV CORP. (the "Company"). The Company is a national distributor of compatible printer toner cartridges. American TonerServ Corp. services printers and other office equipment through its Preferred Provider Network. The Company is located in Santa Rosa, California.

2. Basis of Presentation and Summary of Significant Accounting Policies Unaudited Interim Financial Information:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed financial statements should be read in conjunction with the American TonerServ Corp. Annual Report on Form 10-KSB for the year ended December 31, 2006.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiary, Optima Technologies, LLC. (collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC which is a Delaware Limited Liability Company. Intercompany transactions and balances have been eliminated in consolidation.

     Estimates:

     The preparation of financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Fair Value of Financial Instruments:

     For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short-term nature of these items. The amounts owed on notes payable also approximate fair value, because the interest rates and terms are offered to the Company at current market rates. On long term debt that is interest free an imputed interest rate is used to discount the liabilities.

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

     Customer Lists:

     The Company accounts for the purchase of customer lists at cost, net of discounts, if any, less accumulated amortization. Customer lists are amortized using the straight line method over an estimated useful life of seven years.

     The Company uses debt to purchase the customer lists. The debt is interest free so the Company discounts these notes using an imputed interest rate of 10-15%. The discounts on the notes are amortized over the term of the notes.

     Long-Lived Assets:

     The Company evaluates the carrying value of its long-lived assets when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value of the long lived assets. At March 31, 2007, management determined that its long-lived assets were not impaired.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Revenue Recognition:

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components. The cartridge portion is recognized after shipment. The service component is deferred and recognized on the earlier of actual cartridge use or ninety days (the maximum term of the service offering with each cartridge).

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

     Stock Based Compensation:

     The Company has a stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under the Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2005 plan was 8,400,000 at March 31, 2007. On April 19, 2007, the Board of Directors authorized a 1,600,000 increase in the plan to 10,000,000 shares. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and there were 35,133 options outstanding under the 1995 Plan.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued):

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options was $85,396 for the three-month period ended March 31, 2007. The Company did not recognize any share-based compensation expense during the three-month period ended March 31, 2006. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model and the following weighted average assumptions:

                                 Three months ended   Three months ended
                                   March 31, 2007       March 31, 2006
                                 ------------------   ------------------

Dividend yield                          None                   -
Expected volatility                     35.0%                  -
Risk-free interest rate               4.5%-5.1%                -
Expected terms (years)                 5.7-6.3                 -

     The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical data does not yet exist for the Company's stock. The risk free interest rates were determined by the rates of the 5 and 7 year treasury bills on the grant date of the options. The expected term was determined in accordance with Staff Accounting Bulletin No. 107.

     The Company records the fair value of restricted stock and options granted to non-employees as deferred compensation at the date of issuance and recognizes compensation pro rata over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

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

     The following securities could potentially dilute basic earnings per share in the future:

                                                March 31,      March 31,
                                                  2007           2006
                                               ------------   ------------

     Options                                    7,931,433       46,340
     Common Stock Warrants - 1998 & 1999
       grants                                                   50,729
     Common Stock Warrants - Convertible
       debt                                       534,856 (1)   48,083 (4)
     Convertible debt                           1,442,308 (2)   32,055 (4)
     Convertible Preferred Stock               16,806,330 (3)     -
                                               ----------      -------
     Potential equivalent shares excluded      26,714,927      177,207
                                               ==========      =======

(1) In addition to the outstanding options and common stock warrants, the Company has issued $600,000 of notes as of March 31, 2007 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 30% to 40% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. The Company estimated the number of warrants based on the fair value of common stock of $0.52 per share at March 31, 2007.

(2) Convertible debt was calculated based on $600,000 of convertible notes outstanding using an estimated conversion price of $0.42 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.52 per share at March 31, 2007.

(3) Preferred Series C Convertible Shares are convertible into ten shares of the Company's common stock at the option of the holders.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Net Loss per Share (continued):

(4) In addition to the outstanding options and common stock warrants, the Company has issued $801,386 of notes as of March 31, 2006 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. For estimation purposes at March 31, 2006, if the Company sells shares of common stock in a future offering at $25.00 per share, 32,055 shares would be issuable on conversion of the notes and 48,083 shares would be issuable upon exercise of the warrants.

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

     Warrants and Detachable Warrants:

     The Black Scholes option pricing method was used to value the warrants and detachable warrants. A $0.42 per share value was attached to the warrants, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.52 per share at March 31, 2007, a 35% volatility and a risk free interest rate ranging from 4.7 to 5.1% based on the estimated life of 1.0 year of the warrants.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The total warrant liabilities as of March 31, 2007 were $47,720.

3.   Going concern:

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

3.   Going concern (continued):

     The Company had a loss of $969,166 and had negative cash flows from operations of $616,914 for the three month period ended March 31, 2007 and had an accumulated deficit of $(13,715,680) and a working capital surplus of $468,372 at March 31, 2007. The Company continues to settle overdue claims from certain service providers resulting in a net gain of $1,301 during the three months ended March 31, 2007. The Company has significant cash requirements and is not generating sufficient cash flows from existing operations. The Company has insufficient funds to meet its financial obligations as they become due as operations are currently burning approximately $155,000 per month.

     Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. It is management's objective to seek additional capital and funding sources to finance its future operations. The Company raised $1,775,000 through private offerings during the three months ended March 31, 2007. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

4.   Recent Accounting Pronouncements:

     In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109"("FIN 48") which clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is a comprehensive model for how a Company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that the Company has taken or expects to take on a tax return. If an income tax position exceeds a more likely than not (greater than 50%) probability of success upon tax audit, the Company will recognize an income tax benefit in its financial statements. Additionally, companies are required to accrue interest and related penalties, if applicable, on all tax exposures consistent with jurisdictional tax laws. This interpretation is effective on January 1, 2007. There was no impact from FIN 48 as the Company has not taken nor expects to take any uncertain tax positions on a tax return.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

5.   Convertible Notes

     In March 2007, the Company completed the sale of two Units of securities in a private offering at a purchase price of $50,000 per Unit. Each Unit consists of a 10% Convertible Note in the principal amount of $49,999 (the "Notes") and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at the rate of 10% per annum and become due and payable in full two years after issuance. The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $3,000,000 (a "$3 Million Qualified Offering"). The conversion term will expire six months after the Company completes a $3 Million Qualified Offering. The Notes will be automatically converted into shares of common stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $5,000,000 (a "$5 Million Qualified Offering").
The price at which this Note may be converted into Common Stock (the "Conversion Price") shall be the average price at which the first $1.0 million of Common Stock is sold in a $3 Million or $5 Million Qualified Offering, whichever may occur.

     The conversion option feature of these notes has been valued based on a 20% discount of the stock at $0.42 per share, which is the estimated discount in a PIPE offering of the fair value of common stock of $0.52 per share at March 31, 2007. This conversion option is included in the fair value of these notes. These notes also contain detachable warrants equal to 40% of the face value of the note. In assessing the fair value of the warrant grants, the Company recorded the fair value of these instruments based on the Black-Scholes model which requires estimates of the volatility of our stock and the market price of our shares, which was $0.52 per share at March 31, 2007.

     In calculating the warrant liability, the fair value of each warrant is estimated at the end of each period using the Black-Scholes model and the following weighted average assumptions:

                                      Three months ended
                                        March 31, 2007
                                      -------------------

          Dividend yield                     None
          Expected volatility                35.0%
          Risk-free interest rate             4.0%
          Expected terms (years)              1.0

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

6.   Preferred Stock

     During the three months ending March 31, 2007, the Company received subscriptions for 562,749 shares of Series C preferred stock (Series C Shares) from accredited investors in a private offering for $1,675,000 in cash and $13,248 for past due vendor accounts at December 31, 2006 that were settled.

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

7.   Stock-based Compensation

     On February 22, 2007, the Company issued 389,630 shares of common stock for services previously rendered to the Company that were accrued at December 31, 2006. The number of shares issued was based on the share price of $0.45, which is the fair market value of stock as of the date of issuance. Dan Brinker, Chief Executive Officer, received 66,667 shares for a total of $30,000 in compensation. Aaron Brinker, Chief Operating Officer, received 45,185 shares for a total of $20,333 in compensation. Ryan Vice, Chief Financial Officer, received 26,667 shares for a total of $12,000 in compensation. Andrew Beaurline, Vice President of Corporate Development and Strategy received 228,889 shares for a total of $103,000 in compensation, of which $45,000 related to consulting services prior to his employment with the Company. Chuck Mache, advisor, received 22,222 shares for a total of $10,000 in compensation.

     On March 27, 2007, the Company entered into an agreement with Fort Holdings Limited to pay for services rendered to the Company during the three months ending March 31, 2007, in stock valued at $177,000. These shares were priced at $0.40 per share for a total of 442,500 common shares.

8.   Restricted Stock

     On July 7, 2006, the Company's Board of Directors entered into a Corporate Development and Consulting Agreement with Fort Holdings Ltd., a British Virgin Island corporation ("Fort Holdings"), under which Fort Holdings will provide corporate and business development, planning and financial consulting services to the Corporation. As compensation for these services, Fort Holdings received a $10,000 retainer and 1,500,000 shares of the Company's Common Stock. The fair value of this stock when granted was $0.015 per share. Restricted shares totaling 1,000,000 shares became vested as of January 7, 2007 due to the Corporate Development and Consulting Agreement still being in effect after six months as stated in the agreement.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

8.   Restricted Stock (Continued)

As of February 28, 2007, the Corporate Development and Consulting Agreement was completed and the remaining 500,000 shares were vested immediately. The total compensation recognized during the three months ending March 31, 2007 was $102,500.

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares.

     Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for employees. During the three months ended March 31, 2007 the Company recognized $1,875 in compensation expense.

     A summary of the changes in restricted stock outstanding during the three months ended March 31, 2007 is presented below:

                                                          Weighted
                                                          Average
                                                          Grant Date
                                            Shares        Fair Value
                                           ---------      ----------
     Non-vested shares
       at January 1, 2007                  2,500,000        $0.015
         Granted                                -             -
         Vested                           (1,500,000)       $0.015
     Forfeited/Expired                          -             -
                                           ---------        ------
     Non-vested shares
       at March 31, 2007                   1,000,000        $0.015
                                           =========        ======

     As of March 31, 2007, there was $9,375 of total unrecognized compensation cost related to restricted stock. The weighted average vesting period remaining for the restricted stock is 1.25 years.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

9.   Stock Option Plan

     On February 9, 2007, the Company engaged four individuals to serve on its Strategic Advisory Board. These individuals were granted 100,000 options each at $0.40 a share to serve a one year term. The options will vest equally over the twelve month term.

     On February 15, 2007, the Board of Directors granted options to purchase 50,000 shares of common stock to an employee. The exercise price of these options was $0.45 per share with a vesting period of four years.

     On March 26, 2007, the Board of Directors granted options to purchase 50,000 shares of common stock to an employee. The exercise price of these options was $0.45 per share with a vesting period of four years.

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2007 is presented below:

                                                       Weighted
                                                        Average
                                            Weighted   Remaining
                                            Average   Contractual  Aggregate
                                            Exercise     Term      Intrinsic
                                  Shares    Price       (Years)      Value
                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2007   7,442,640   $0.17        9.67     $2,386,274
  Granted                          500,000   $0.41        9.88     $   55,000
  Exercised                           -        -           -             -
  Forfeited/Expired                (11,207)  $2.50                       -
                                 ---------   -----        ----     ----------
Outstanding at March 31, 2007    7,931,433   $0.18        9.43     $2,756,306
                                 =========   =====        ====     ==========

Exercisable at March 31, 2007      689,101   $0.29        9.14     $  229,072
                                 =========   =====        ====     ==========

     The weighted average grant date fair value of options granted during the three-month period ended March 31, 2007 was $0.11.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

9.   Stock Option Plan (Continued)

     As of March 31, 2007, there was approximately $440,882 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.67 years, of which $180,780 is recorded as deferred compensation. The total fair value of options vested was $56,633 during the three-month period ended March 31, 2007. No options were exercised during the three-month period ended March 31, 2007.

10.  Commitments and Contingencies

     There are currently no legal actions pending against the Company. In the past, we have been subject to claims arising in the ordinary course of business, primarily vendor disputes. We settled some overdue claims from certain service providers during the three months ended March 31, 2007. There are currently no such claims outstanding.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11.  Subsequent Events

     On April 1, 2007, the Company entered into an Asset Purchase Agreement ("Agreement") with Optima Technologies, L.L.C., a Nevada limited liability company ("Optima"), and Steven R. Jensen, who owns all of the membership interests in Optima relating to the purchase of certain assets of Optima's printer business. Optima Technologies has been engaged in the business of print management, printing supplies and repair service since 1987.

     The aggregate purchase price was $2,711,391, including $750,000 in cash, $93,286 of acquisition costs, $1,800,000 in the form of three promissory notes and the assumption of $85,547 of liabilities.

     One of the promissory notes (the "Secured Note") in the amount of $250,000 bears interest at the rate of 7% per annum and is due within 105 days after the closing date. The Secured Note is secured by the assets purchased in the transaction.

     One of the promissory notes (the "Contingent Note") is in the amount of $1,250,000 and bears interest at the rate of 7% per annum. The Contingent
Note is subject to adjustment as described below. The Contingent Note is payable in thirty equal monthly installments of principal and interest.

     The principal amount of the Contingent Note shall be adjusted in the event that the gross profit (as defined in the Agreement) of the printer business is higher or lower than levels specified in the agreement and Contingent Note. If such gross profit during the 18 month period exceeds $3,018,750, the Contingent Note will be increased by 50% of the amount that gross profit exceeds that amount. If such gross profit is less than $2,231,250, the Contingent Note will be decreased by the amount that the gross profit is below $2,231,250. If the gross profit is between $2,231,250 and $3,018,750, no adjustment will be made. The Company believes that the likelihood that gross profit will not exceed $2,231,250 is remote. Accordingly, the Company has included the entire note of $1,250,000 in the purchase price.

     One of the promissory notes (the "Convertible Note"), in the amount of $300,000, has a maturity date two years after the closing date. On the maturity date, the Convertible Note will automatically be converted into the number of shares of the Company's common stock that is equal to the quotient obtained by dividing (i) the aggregate outstanding principal balance due on the Convertible Note, by (ii) the greater of (A) $0.50 per share, or (B) the average of the closing bid and asked prices of the common stock quoted in the over-the-counter market in which the common stock is traded for the five (5) trading days prior to the closing date and the five trading days on and after the closing date.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11.  Subsequent Events (Continued)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

                  Vehicles and equipment      $   87,362
                  Inventory                       18,356
                  Customer list                2,234,000
                  Goodwill                       361,673
                  Covenant not to compete         10,000
                                              ----------
                  Total assets acquired        2,711,391
                                              ----------
                  Notes payable - vehicles       (76,825)
                  Deferred Revenue                (8,722)
                                              ----------
                  Total liabilities assumed      (85,547)
                                              ----------
                  Net assets acquired         $2,625,844
                                              ==========

     In connection with the closing of the acquisition, the Subsidiary entered into a Management Agreement with Optima and Steven R. Jensen that provides that Optima will serve as the manager of the Subsidiary for a period of thirty months, with an option for the Subsidiary to extend the agreement for an additional eighteen months. The Management Agreement provides for an annual minimum management fee of $522,429 to be paid to Steven R. Jensen in consideration for certain services, including, without limitation, support staff, master software license, and office and warehouse facilities. The management fee will be adjusted annually to reflect a cost of living increase, and periodically to reflect changes in personnel.

     Also in connection with the closing of the acquisition, the Subsidiary entered into a Management Agreement with Axon Technologies, Inc. ("Axon"), a non-profit organization that employs persons with disabilities and produces remanufactured toner cartridges. Axon distributes its products to Florida state agencies. Under this Management Agreement, the Subsidiary will provide management services for Axon and will receive a management fee equal to 90% of the amounts received by Axon for its products.

     On April 1, 2007, the Company issued 4,717 shares of common stock to Chuck Mache for payment of consulting services. These shares were issued at $0.53 per share.

     In April 2007, the Company received subscriptions for 133,333 Series C Shares from accredited investors in a private offering for $399,998 in cash.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11.  Subsequent Events (Continued)

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

     On April 30, 2007, the Company entered into a non-binding letter of intent to purchase certain assets of Tonertype LLC and/or Tonertype of Florida, LLC ("Tonertype"). Tonertype has been engaged in the business of print management, printing supplies and repair service since 1995. Tonertype's business model is consistent with the Company's stated acquisition targets.

     The Company expects to reduce costs by achieving economies of scale through an increase in purchasing power. As part of the proposed acquisition, the Company intends to enter into employment agreements with the current Tonertype management team and continue to service Tonertype's customers as they have been in the past.

     As consideration for the purchase of Tonertype, the Company would pay approximately $4,000,000 in cash and promissory notes, a portion of which would be convertible into common stock of the Company. The acquisition is subject to the completion of due diligence, negotiation and execution of a definitive agreement, the completion of an audit of Tonertype's financial statements, as well as customary closing conditions.

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

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2006 and the related notes, contained in the Company's Annual Report on Form 10-KSB and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Three Months Ended March 31, 2007 and 2006

     Revenue. Revenue for the three months ended March 31, 2007 ("Q1 2007") was $390,568 as compared to $89,896 for the three month period ended March 31, 2006 ("Q1 2006"). The increase in revenue in Q1 2007 was primarily due to three customer list acquisitions of toner distributors in the second half of 2006. Revenues from the sale of toner cartridges increased by $366,462 for three months ended March 31, 2007 compared to 2006. Revenues from service decreased by $65,791 for the three months ended March 31, 2007 compared to 2006 due to the non-renewal of full-service maintenance agreements.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q1 2007 increased to $157,755 from $54,074 in Q1 2006. The gross profit margin in Q1 2007 was 40% compared to a gross profit margin for Q1 2006 of 60%. The Company's gross margins decreased compared to Q1 2006 due to the higher margins associated with service revenues on office equipment as compared to toner sales. Since toner sales represented a greater portion of total revenues in 2007 as compared to 2006, the gross profit margin decreased.

     Salaries and Wages. Salaries and Wages expenses were $308,864 for Q1 2007 compared to $29,838 in Q1 2006. The Q1 2007 increase was due to the Company having 12 full-time employees, including the management team, during Q1 2007 compared to 2 full-time employees in Q1 2006. Stock based compensation also accounted for $37,533 of this expense.

     Professional Fees and Services. Professional Fees and Services expenses were $511,899 in Q1 2007 compared to $38,917 in Q1 2006. This increase was primarily due to $383,000 of costs associated with the Company's Corporate Development Plan agreement with Fort Holdings Limited. A portion of this amount was $279,501 paid in the form of common stock.

     Sales and Marketing. Sales and marketing expenses were $150,021 for Q1 2007 and $565 in Q1 2006. This increase in Q1 2007 was primarily due to the hiring of an advertising consultant, sales commissions relating to the Company's Independent Sales Partners, investor relations and industry magazine advertising.

     General and Administrative. General and Administrative expenses were $112,487 in Q1 2007 and $46,924 in Q1 2006. General and Administrative expenses increased due to the Company beginning a health plan, additional rent for office space and an overall increase to support 10 additional employees compared to Q1 2006.

     Other Income (Expense). Q1 2007 had an increase of $8,492 in interest expenses relating to convertible notes payable related to the Company raising money through a private offering. There was a decrease in the change in the fair value of the warrant liability of $12,720 for Q1 2007 compared to Q1 2006. There was a gain on claims settlement of $1,301 for Q1 2007 compared to 10,808 Q1 2006. Conversion option expense was $12,500 for Q1 2007 compared to none in Q1 2006.

     Net Loss. The net loss for the three months ended March 31, 2007 was $969,165 compared to $62,600 for the three months ended March 31, 2006. The increase in the net loss of $906,566 for Q1 2007 was primarily attributable to stock related compensation totaling $385,936, payments made to Fort Holdings Limited for $100,000 for the Company's Corporate Development Plan, increased legal and accounting fees, additional salaries and wage expense due to the Company hiring additional personnel to support its objective of acquiring toner distributors.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. The net loss per share in Q1 2007 was $(0.04) compared to a loss of $(0.08) in Q1 2006.

Liquidity and Capital Resources

     At March 31, 2007, the Company had a working capital surplus of $468,372 including cash and equivalent balances of $965,258 compared to a working capital deficit balance of $(572,067) at December 31, 2006 including cash and equivalent balances of $171,220. Approximately $850,000 of the cash balance was subsequently used for the down payment and working capital for the purchase of Optima Technologies, LLC. The Company will need to secure additional funding sources to complete the proposed acquisition of Tonertype.

     Accounts receivable increased $52,112 from $100,483 at December 31, 2006 to $152,595 at March 31, 2007. This was primarily due to increased revenues from the Sun Products customer list acquisition.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, decreased $(198,197) from $723,817 at December 31, 2006 to $525,620 at March 31, 2007.
The decrease was primarily due to the Company settling $175,333 of accounts payable and accrued expenses in common stock during Q1 2007.

     The Company has entered into no derivative financial instrument arrangements for the three months ended March 31, 2007.

     During the period from January 2007 through March 2007, the Company raised $100,000 in gross proceeds from a private offering of Units consisting of a convertible notes and warrants and $1,675,000 in gross proceeds from a private offering of Units consisting of Preferred Series C shares. The notes bear interest at the simple rate of ten percent (10%) per year, payable monthly. The notes are due and payable in full two years from the date of issuance. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal approximately 30% of the number of shares a holder would receive if the holder converted their notes into shares of the Company's common stock. The notes may be converted, at the option of the holder, into shares of our Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") undertaken by the Company that raises a minimum of $3.0 million. The price at which the note may be converted into Common Stock will be the average price at which the first $1.0 million of Common Stock is sold in a PIPE offering, as defined in the note.

     The Company currently has no external sources of liquidity.

     During Q1 2007, the Company used $616,914 in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from existing operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During Q1 2007, the Company used $95,020 in cash from investing activities. The cash flows were used primarily for due diligence relating to the Company's asset purchase of Optima Technologies, LLC.

     During Q1 2007, the Company received $1,505,972 in cash from financing activities. These cash flows were primarily from $1,675,000 for the issuance of preferred stock offset by $(219,028) in payments on debt relating to Customer Lists.

Business Outlook, Risks and Uncertainties

     Economic Uncertainties

     Current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for fiscal year 2007 and its ability to continue as a going concern.

     Sufficiency of Working Capital

     As of March 31, 2007, the Company had a net working capital surplus of $468,372. The Company has inadequate financial resources to sustain its business activities. The Company has no ability to generate positive cash flows from operations. The Company is currently spending approximating $155,000 more cash per month than it brings in.

     During the period from January 2007 through March 2007, the Company received $1,775,000 in proceeds from the Convertible Note Offering and Preferred Series C offering. These proceeds will be used for working capital and acquisitions. The Company estimates that it will need to raise an additional $1,125,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended March 31, 2007 that have not been disclosed in reports on Form 8-K, except as set forth below.

     The Company sold $274,998 totaling 91,666 of Preferred Series C shares to five accredited investors during April 2007. Each Series C Share is convertible into ten shares of the Company's common stock (subject to certain anti-dilution adjustments) at any time at the holder's option. Each Series C Share will automatically be converted into ten shares of Common Stock (subject to certain anti-dilution provisions) upon (i) the affirmative vote of a majority of the outstanding shares of the Preferred Stock (voting together as a single class) or (ii) the consummation of an underwritten public offering with aggregate proceeds in excess of $3,000,000.

     In connection with the sale of the Series C Shares the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who were already shareholders of the Company as well as persons with whom Directors of the Company had a prior business relationship. The Company reasonably believes that all of these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A restrictive legend will be placed on the certificates representing the securities issued.

     The Company issued $100,000 in convertible notes to one accredited investor during the quarter ended March 31, 2007. The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $3,000,000 (a "$3 Million Qualified Offering"). See Note 5. In connection with this sale, the Company relied on the exemption from registration under the Act of 1933, as amended (the "Act") as provided in Section 4(2) of the Act and Rule 506 under the Act. The Company provided a private placement memorandum to the investor and the investor was given access to complete information concerning the Company. Each investor represented that they were acquiring the securities for investment purposes. A customary restrictive legend was placed on each of the certificates for such securities. The Company filed a Form D with the SEC related to this offering.

     The Company issued 442,500 shares of restricted common stock to Fort Holdings Limited under Section 4(2) of the Securities Act at a fair market value price at $0.40 per share for various consulting services rendered to the Company during the quarter ended March 31, 2007 totaling $177,000. In connection with this sale, the Company relied on the exemption from registration under the Securities Act as provided in Section 4(2) of the Act. The investor is an "accredited investor" as defined in Regulation D under the Act or sophisticated as to the nature of the particular transaction. The investor was given access to complete information concerning the Company and
was advised of the restricted status of the securities.   A customary
restrictive legend was placed on each of the certificates for such securities and stop transfer instructions were given to the Company's transfer agent.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     In March 2007 the Company began soliciting the consent of the holders of a majority of the Company's common stock outstanding to approve the purchase of certain assets of OPTIMA TECHNOLOGIES, L.L.C., a Nevada limited liability company located in Port Richey, Florida. The Company received the consent of a requisite number of shares on March 30, 2007. There were 22,355,177 shares voted for the proposal.

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.    Description
-----------    -----------

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

                                       AMERICAN TONERSERV CORP.



Date:  May 11, 2007                    By:/s/ Daniel  J. Brinker
                                          Daniel J. Brinker
                                          Chief Executive Officer



                                       By:/s/ Ryan Vice
                                          Ryan Vice
                                          Chief Financial Officer