Form 10QSB
period 2007-06-30
AMERICAN TONERSERV CORP.
filed 2007-08-14
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 14, 2007 there were 23,643,727 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]




                       AMERICAN TONERSERV CORP. AND SUBSIDIARY
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet
          June 30, 2007 (Unaudited)  .................................   3

          Condensed Consolidated Statements of Operations (Unaudited)
          Three Months and Six Months Ended June 30, 2007 and 2006....   4

          Condensed Consolidated Statements of Cash Flow (Unaudited)
          Six Months Ended June 30, 2007 and 2006.....................   5

          Notes to Condensed Consolidated Financial Statements
          Unaudited) .................................................   7

Item 2.   Management's Discussion and Analysis or Plan of Operation ..  24

Item 3.   Controls and Procedures ....................................  29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  30

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  30

Item 3.   Defaults Upon Senior Securities ............................  31

Item 4.   Submission of Matters to a Vote of Security Holders ........  31

Item 5.   Other Information ..........................................  31

Item 6.   Exhibits ...................................................  31

          Signatures .................................................  32


















                                       2


AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
(Unaudited)

                                                            Six months ended
                                                              June 30, 2007
                                                            ----------------

ASSETS
Current assets:
 Cash and cash equivalents                                      $    241,505
 Accounts receivable, net of doubtful accounts of $12,615            625,515
 Inventory                                                           189,220
 Prepaid expenses and other current assets                            99,013
 Deferred compensation                                                79,459
                                                                ------------
     Total current assets                                          1,234,712

 Customer lists, net                                               2,539,699
 Goodwill                                                            579,848
 Property and equipment, net                                         119,252
 Other assets                                                         27,110
                                                                ------------
     Total Assets                                               $  4,500,621
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $  1,128,653
 Notes payable - current portion
  (net of unamortized discount of $112,409)                          921,582
 Deferred revenue                                                     77,257
                                                                ------------
     Total current liabilities                                     2,127,492
                                                                ------------
Long-term liabilities:
 Notes payable (net of unamortized discount of $204,829)             971,441
 Convertible notes payable, related parties                          375,000
 Convertible notes payable                                           675,001
 Warrant liabilities                                                  42,165
                                                                ------------
     Total long-term liabilities                                   2,063,607
                                                                ------------
     Total liabilities                                             4,191,099
                                                                ------------
Commitments and contingencies

Stockholders' equity:
 Convertible preferred stock, $.001 par value; 50,000,000
  Series C authorized shares; 1,925,077 shares issued and
  outstanding (liquidation preference of $1,925,077)                   1,925
Common stock; $.001 par value; 450,000,000 shares authorized;
  23,643,727 shares issued and outstanding                            23,643
Additional paid-in capital                                        14,876,444
Accumulated deficit                                              (14,592,490)
                                                                ------------
     Total stockholders' equity                                      309,522
                                                                ------------
     Total Liabilities and Stockholders' Equity                 $  4,500,621
                                                                ============

The accompanying notes form an integral part of these condensed consolidated financial statements.
                                       3


AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)


                                      Three months ended         Six months ended
                                            June 30,                  June 30
                                    -----------------------   ------------------------
                                       2007         2006         2007          2006
                                    ----------   ----------   -----------   ----------
Revenues:
  Toner                             $  957,743   $    9,627   $ 1,327,527   $   12,948
  Service                              140,887       52,911       161,671      139,486
                                    ----------   ----------   -----------   ----------
Total Revenues                       1,098,630       62,538     1,489,198      152,434
                                    ----------   ----------   -----------   ----------
Cost of sales:
  Toner                                602,576        4,797       818,540        6,795
  Service                              133,231       22,477       150,080       56,301
                                    ----------   ----------   -----------   ----------
Total Cost of Sales                    735,807       27,274       968,620       63,096
                                    ----------   ----------   -----------   ----------
Gross Profit                           362,823       35,264       520,578       89,338
                                    ----------   ----------   -----------   ----------
Operating Expenses:
  Salaries and wages                   454,009       26,538       762,873       56,376
  Professional fees and services       218,621       33,532       730,520       72,449
  Sales and marketing                   17,315        9,216       167,336        9,781
  General and administrative           408,548       36,956       487,824       83,880
  Amortization of customer lists       101,030         -          134,241         -
                                    ----------   ----------   -----------   ----------
Total Operating Expenses             1,199,523      106,242     2,282,794      222,486
                                    ----------   ----------   -----------   ----------
Loss From Operations                  (836,700)     (70,978)   (1,762,216)    (133,148)

Other income (expense):
  Fair value of convertible debt        16,667         -            4,167         -
  Interest expense                     (62,331)     (22,522)      (94,888)     (46,587)
  Change in fair value of warrant
   liability                             5,555         -            5,662       12,827
  Gain on claims settlement               -          26,549         1,301       37,357
                                    ----------   ----------   -----------   ----------
Net Loss                            $ (876,809)  $  (66,951)  $(1,845,974)  $ (129,551)
                                    ==========   ==========   ===========   ==========
Net Loss Per Share:
  Basic and diluted                 $    (0.04)  $    (0.09)  $     (0.08)  $    (0.17)
                                    ==========   ==========   ===========   ==========
Weighted average number of shares
 outstanding:
  Basic and diluted                 23,631,639      771,880    23,293,352      771,880
                                    ==========   ==========   ===========   ==========



The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)
                                                    Six months ended June 30,
                                                       2007          2006
                                                    -----------   ----------
Cash flow from operating activities:
  Net loss for the period                           $(1,845,974)  $(129,551)

Adjustment to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                           13,586       4,939
  Amortization                                          134,241      15,602
  Accretion of notes discount                            49,184        -
  Change in fair value of warrant liability              (5,662)    (12,827)
  Fair value of convertible debt                         (4,167)       -
  Gain on claims settlement                              (1,301)    (37,357)
  Stock based compensation                              510,741        -
Changes in operating assets and liabilities
 (excluding effect of Optima Technologies,
 LLC acquisition):
  (Increase) decrease in assets:
    Accounts receivable                                (525,032)     15,823
    Inventory                                          (148,429)       -
    Prepaid expenses and other current assets           (93,511)     (8,286)
Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                 594,718     (30,398)
  Deferred revenue                                       75,275     (11,587)
                                                    -----------   ---------
     Net cash used in operating activities           (1,246,331)   (193,642)
                                                    -----------   ---------
Cash flow from investing activities:
  Purchase of Optima Technologies, LLC                 (866,265)       -
  Deferred acquisition costs                            (10,000)       -
  Purchase of property and equipment                    (18,103)    (13,851)
                                                    -----------   ---------
Net cash used in investing activities                  (894,368)    (13,851)
                                                    -----------   ---------
Cash flow from financing activities:
  Proceeds from issuance of preferred stock           2,475,000     235,000
  Proceeds from issuance of convertible notes payable   100,000        -
  Payment of convertible notes                          (50,000)       -
  Payment of debt on customer list acquisitions        (314,016)       -
                                                    -----------   ---------
Net cash provided by financing activities             2,210,984     235,000
                                                    -----------   ---------
     Net increase in cash                                70,285      27,507

Cash and cash equivalents, beginning of period          171,220      11,774
                                                    -----------   ---------
Cash and cash equivalents, end of period            $   241,505   $  39,281
                                                    ===========   =========
Supplementary information:
  Interest paid                                     $    42,579   $    -
                                                    ===========   =========

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

                                                    Six months ended June 30,
                                                       2007          2006
                                                    -----------   ----------
Supplemental disclosure of noncash investing and financing activities:

Series C Convertible Preferred stock issued
  to settle accounts payable                        $    13,248   $    -
                                                    ===========   =========
Series C Convertible Preferred stock issued
  on conversion of notes payable and interest
  with warrants                                     $      -      $ 832,884
                                                    ===========   =========
Issuance of notes payable for acquisition
  of customer lists                                 $ 1,673,911   $    -
                                                    ===========   =========
Deferred compensation on restricted stock and
  option grants to non-employees                    $    72,878   $    -
                                                    ===========   =========

Issuance of common stock to settle accounts
  payable                                           $   175,333   $    -
                                                    ===========   =========

Reduction of purchase price of customer list        $   128,000   $    -
                                                    ===========   =========























The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
__________________________________________________________________________

1.   Organization and Business Activity

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Fair Value of Financial Instruments:

     For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, the carrying amounts approximate fair value due to the short-term nature of these items. The amounts owed on notes payable also approximate fair value, because the interest rates and terms are offered to the Company at current market rates. On long term debt that is interest free or with below market interest rates an imputed interest rate is used to discount the liabilities.

     The Black-Scholes-Merton model is used to value warrants and options. The conversion option, included as a component of convertible debt, is valued using an estimated Private Investment in a Public Entity ("PIPE") price equal to a 20% discount off the fair market value of the stock. The convertible note associated with the Purchase of Optima is valued at the fair value, which approximates the principal balance because the note conversion is at the greater of $0.50 or the fair market value on the date of conversion.

     Inventory:

     Inventory consists of finished goods which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

     Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from three to seven years. Leasehold improvements are depreciated on a straight line basis over the lesser of the lease term or estimated useful life.

     Customer Lists:

     The Company accounts for the purchase of customer lists at cost, net of discounts, if any, or fair value if acquired in a business combination, less accumulated amortization. Customer lists are amortized using the straight line method over an estimated useful life of seven years.

     The Company uses debt to purchase the customer lists. The debt is interest free or below market rates so the Company discounts these notes using an imputed interest rate of 8-15%. The discounts on the notes are amortized over the term of the notes.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Long-Lived Assets:

     The Company evaluates the carrying value of its long-lived assets when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value of the long lived assets. In June, 2007, management determined that its value of the Computech customer list should be reduced based on a modification to the original customer list purchase agreement. This agreement reduced the purchase price of the customer list by $128,000.

     Revenue Recognition:

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components. The cartridge portion is recognized after shipment. The service component is deferred and recognized straight-line over the 90 day period (the maximum term of the service offering with each cartridge).

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (Continued):

     On April 19, 2007, the Board of Directors authorized a 1,600,000 increase in the plan to 10,000,000 shares, which was approved by a majority of the stockholders. The total number of shares authorized to be granted under the 2005 plan was 10,000,000 at June 30, 2007. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and there were 35,133 options outstanding under the 1995 Plan.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three and six-month periods ended June 30, 2007 was $128,344 and $213,740 respectively. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

                                  Six months ended    Six months ended
                                   June 30, 2007       June 30, 2006
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

     The following securities could potentially dilute basic earnings per share in the future:

                                                June 30,      June 30,
                                                  2007          2006
                                               ----------     ---------

     Options                                    8,444,036       58,140
     Common Stock Warrants - 1998 & 1999
       grants                                                   50,729
     Common Stock Warrants - Convertible
       debt                                       593,412 (1)     -
     Convertible debt                           1,829,268 (2)     -
     Convertible Preferred Stock               19,250,770 (3)     -
     Convertible debt - Optima                    600,000 (4)
                                               ----------      -------
     Potential equivalent shares excluded      30,717,486      108,869
                                               ==========      =======

(1) In addition to the outstanding options and common stock warrants, the Company has issued $600,000 of notes as of June 30, 2007 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 30% to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. The Company estimated the number of warrants based on the fair value of common stock of $0.41 per share at June 30, 2007.

(2) Convertible debt was calculated based on $600,000 of convertible notes outstanding using an estimated conversion price of $0.33 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.41 per share at June 30, 2007.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Net Loss per Share (continued):

(4) The convertible note to Optima was calculated based on the share price of $0.50 per share of the terms of the agreement dated April 1, 2007.

     Convertible Debt Securities:

     The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities on the condensed consolidated balance sheet as a component of the overall fair value of the securities. The Company estimates fair value based on the intrinsic value of common stock by determining the difference between the total shares converted at fair value and the total shares converted at a 20% discount, which is the estimated discount of a PIPE offering.

     Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A $0.33 per share value was attached to the warrants, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.41 per share at June 30, 2007, a 35% volatility and a risk free interest rate ranging from 4.7 to 5.1% based on the estimated life of nine months of the warrants.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The total warrant liabilities as of June 30, 2007 was $42,165.

3.   Going concern:

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $(1,845,974) and had negative cash flows from operations of $(1,246,331) for the six month period ended June 30, 2007 and had an accumulated deficit of $(14,592,490) and a working capital deficit of $(892,780) at June 30, 2007. The Company continues to settle overdue claims from certain service providers resulting in a net gain of $1,301 during the six months ended June 30, 2007. The Company has significant cash requirements and is not generating sufficient cash flows from existing operations. The Company has insufficient funds to meet its financial obligations as they become due as operations are currently using cash of approximately $175,000 per month.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

3.   Going concern (continued):

     Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. It is management's objective to seek additional capital and funding sources to finance its future operations. The Company raised $2,575,000 through private offerings during the six months ended June 30, 2007. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

4.   Acquisitions

     On April 1, 2007, the Company entered into an Asset Purchase Agreement ("Agreement") with Optima Technologies, L.L.C., a Nevada limited liability company ("Optima"), and Steven R. Jensen, who owns all of the membership interests in Optima relating to the purchase of certain assets of Optima's printer business. The purchase price for the acquisition consisted of $741,278 in cash, $124,987 in acquisition costs and $1,800,000 in the form of three promissory notes. The Company also assumed certain liabilities of Optima of $76,825 and the obligations of Optima under certain contracts.

     One of the promissory notes (the "Secured Note") in the amount of $250,000 bears interest at the rate of 7% per annum and is due within 105 days after the closing date. The Secured Note is secured by the assets purchased in the transaction. The note has been discounted 8% for a combined imputed interest rate of 15%. The discount of $5,624 will be amortized over the term of the note.

     One of the promissory notes (the "Contingent Note") is in the amount of $1,250,000 and bears interest at the rate of 7% per annum. The Contingent
Note is subject to adjustment as described below. The Contingent Note is payable in thirty equal monthly installments of principal and interest, commencing on May 1, 2007. The note has been discounted 8% for a combined imputed interest rate of 15%. The discount of $120,465 will be amortized over the term of the note.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

4.   Acquisitions (continued):

     The principal amount of the Contingent Note will be adjusted in the event that the gross profit (as defined in the Agreement) of the printer business is higher or lower than levels specified in the Agreement and Contingent Note. If such gross profit during the 18 month period exceeds $3,018,750, the Contingent Note will be increased by 50% of the amount that gross profit exceeds that amount. If such gross profit is less than $2,231,250, the Contingent Note will be decreased by the amount that the gross profit is below $2,231,250. If the gross profit is between $2,231,250 and $3,018,750, no adjustment will be made. The Company believes that the likelihood that gross profit will not exceed $2,231,250 is remote. Accordingly, the Company has included the entire note of $1,250,000 in the purchase price.

     One of the promissory notes (the "Convertible Note"), in the amount of $300,000, has a maturity date two years after the closing date. On the maturity date, the Convertible Note will automatically be converted into the number of shares of the Company's common stock that is equal to the quotient obtained by dividing (i) the aggregate outstanding principal balance due on the Convertible Note, by (ii) the greater of (A) $0.50 per share, or (B) the average of the closing bid and asked prices of the common stock quoted in the over-the-counter market in which the common stock is traded for the five (5) trading days prior to the closing date and the five trading days on and after the closing date. This note is interest free and has been recorded at fair value due to the conversion option similar to other convertible debt.

     In connection with the closing of the acquisition, the Company entered into a Management Agreement with Optima and Steven R. Jensen that provides that Optima will serve as the manager of the Company's operations acquired from Optima for a period of thirty months, with an option for the Company to extend the agreement for an additional eighteen months. The Management Agreement provides for an annual management fee of $522,429 to be paid to Steven R. Jensen in consideration for certain services, including, without limitation, support staffing, master software license, and office and warehouse facilities. The management fee will be adjusted annually to reflect a cost of living increase, and periodically to reflect changes in personnel.

     Also in connection with the closing of the acquisition, the Company entered into a Management Agreement with Axon Technologies, Inc. ("Axon"), a non-profit organization that employs persons with disabilities and produces remanufactured toner cartridges. Axon distributes its products to Florida state agencies. Under this Management Agreement, Optima will provide management services for Axon and will receive a management fee equal to 90% of the amounts received by Axon for its products.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

4.   Acquisitions (continued):

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

                  Vehicles and equipment      $   87,362
                  Inventory                       40,791
                  Customer list                1,899,000
                  Goodwill                       579,848
                  Covenant not to compete         10,000
                                              ----------
                  Total assets acquired        2,617,001
                                              ----------
                  Notes payable - vehicles       (76,825)
                                              ----------
                  Net assets acquired         $2,540,176
                                              ==========

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

4. Acquisitions (continued):

The unaudited pro forma combined statements of operations for the six month periods ended June 30, 2007 and 2006 presented below assumes that the acquisition of certain assets of Optima Technologies, LLC was completed on January 1, 2007 and 2006, respectively:

                                         June 30, 2007     June 30, 2006
                                         -------------     -------------
Revenues:
  Toner                                   $ 2,042,136       $ 1,671,779
  Service                                     289,266           332,869
                                          -----------       -----------
Total Revenues                              2,331,402         2,004,648
                                          -----------       -----------
Cost of sales:
  Toner                                     1,198,187           835,706
  Service                                     255,676           267,494
                                          -----------       -----------
Total Cost of Sales                         1,453,863         1,103,200
                                          -----------       -----------
Gross profit                                  877,539           901,448
                                          -----------       -----------
Operating Expenses:
  Salaries and wages                          799,532           144,984
  Professional fees and services              730,520            72,449
  Sales and marketing                         196,451            97,485
  General and administrative                  653,417           427,413
  Amortization of customer lists              202,062           135,642
                                          -----------       -----------
Total Operating Expenses                    2,581,982           877,973
                                          -----------       -----------
(Loss) gain from operations                (1,704,443)           23,475

Other income (expense):
  Fair value of convertible debt                4,167              -
  Interest expense                           (126,203)         (109,217)
  Change in fair value of warrant
    liability                                   5,662            12,827
  Gain on claims settlement                     1,301            37,357
                                          -----------       -----------
Net Loss                                  $(1,819,516)      $   (35,558)
                                          ===========       ===========
Net Loss per share:
  Basic and diluted                       $     (0.08)      $     (0.05)
                                          ===========       ===========

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

4.   Acquisitions (continued):

     The adjustments and methodology used in allocating the purchase consideration for Optima and in the preparation of these unaudited pro forma combined statements of operations are based on estimates, available information and certain assumptions which may be revised as additional information becomes available. The pro forma financial data do not purport to represent what the Company's combined results of operations would actually have been if such acquisition had in fact occurred at the beginning of the periods, and are not necessarily representative of the Company's results of operations for any future period since the companies were not under common management or control during the periods presented.

5.   Computech Customer List

     On June 11, 2007, the Company entered into an amendment to the customer list acquisition agreement with Computech Printer Solutions, Inc. ("Computech"). The Company will pay $7,500 over a three month period. The first payment due on June 16, 2007, was made in the amount of $2,500. Computech will also receive five percent of the gross sales through December 31, 2007. Because of this agreement the purchase price of the customer list was reduced by $128,000. Accordingly, the note payable was also reduced by $128,000. The conversion valuation in the amount of $16,667 has also been reversed since a portion of the note is no longer convertible into the Company's common stock.

6.   Recent Accounting Pronouncements:

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

7.   Convertible Notes

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

     The conversion option feature of these notes has been valued based on a 20% discount of the stock at $0.33 per share, which is the estimated discount in a PIPE offering of the fair value of common stock of $0.41 per share at June 30, 2007. This conversion option is included in the fair value of these notes. These notes also contain detachable warrants equal to 40% of the face value of the note. In assessing the fair value of the warrant grants, the Company recorded the fair value of these instruments based on the Black-Scholes-Merton model which requires estimates of the volatility of our stock and the market price of our shares, which was $0.41 per share at June 30, 2007.

     In calculating the warrant liability, the fair value of each warrant is estimated at the end of each period using the Black-Scholes-Merton model and the following weighted average assumptions:

                                      Six months ended
                                        June 30, 2007
                                      -------------------

          Dividend yield                     None
          Expected volatility                35.00%
          Risk-free interest rate             4.50%
          Expected terms (years)              0.75

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

8.   Preferred Stock

     During the six months ended June 30, 2007, the Company received subscriptions for 807,193 shares of Series C preferred stock (Series C Shares) from accredited investors in a private offering for $2,475,000 in cash and 13,248 for past due vendor accounts that were settled.

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

9.   Stock-based Compensation

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

     On April 1, 2007, the Company issued 4,717 shares of common stock for services previously rendered to the company by Chuck Mache. These shares were issued at $0.53 per share for a total of $2,501 in compensation.

     On May 15, 2007, the Company issued 25,000 shares of common stock for services previously rendered to the Company by Henry Manayan. These shares were issued at $0.45 per share for a total of $11,250 in compensation.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

10.  Restricted Stock

     On July 7, 2006, the Company's Board of Directors entered into a Corporate Development and Consulting Agreement with Fort Holdings Ltd., a British Virgin Island corporation ("Fort Holdings"), under which Fort Holdings will provide corporate and business development, planning and financial consulting services to the Corporation. As compensation for these services, Fort Holdings received a $10,000 retainer and 1,500,000 shares of the Company's Common Stock. The fair value of this stock when granted was $0.015 per share. Restricted shares totaling 1,000,000 shares became vested as of January 7, 2007 due to the Corporate Development and Consulting Agreement still being in effect after six months as stated in the agreement. As of February 28, 2007, the Corporate Development and Consulting Agreement was completed and the remaining 500,000 shares were vested immediately. The total compensation recognized during the six months ending June 30, 2007 was $102,500.

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares.

     Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for employees. During the three and six months ended June 30, 2007 the Company recognized $1,875 and $3,750, respectively, in compensation expense.

     A summary of the changes in restricted stock outstanding during the six months ended June 30, 2007 is presented below:

                                                          Weighted
                                                          Average
                                                          Grant Date
                                            Shares        Fair Value
                                           ---------      ----------
     Non-vested shares
       at January 1, 2007                  2,500,000        $0.015
         Granted                                -             -
         Vested                           (1,500,000)       $0.015
     Forfeited/Expired                          -             -
                                           ---------        ------
     Non-vested shares
       at June 30, 2007                    1,000,000        $0.015
                                           =========        ======

     As of June 30, 2007, there was $7,500 of total unrecognized compensation cost related to restricted stock. The weighted average vesting period remaining for the restricted stock is one year.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11.   Stock Option Plan

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

     On May 14, 2007, the Board of Directors granted options to purchase 500,000 shares to Michael Ducey, our Senior Vice President of Sales and Marketing. The exercise price of these options was $0.60 per share with a vesting period of four years.

     On May 31, 2007, the Board of Directors granted options to purchase 6,300 shares of common stock to each of two employees. The exercise price of these options was $0.50 per share with a vesting period of four years.

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2007 is presented below:

                                                       Weighted
                                                        Average
                                            Weighted   Remaining
                                            Average   Contractual  Aggregate
                                            Exercise     Term      Intrinsic
                                  Shares    Price       (Years)      Value
                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2007   7,442,640   $0.17        9.67     $2,386,274
  Granted                        1,012,600   $0.43        9.75     $    4,000
  Exercised                           -        -           -             -
  Forfeited/Expired                (11,207)  $2.50         -             -
                                 ---------   -----        ----     ----------
Outstanding at June 30, 2007     8,444,033   $0.20        9.21     $1,891,713
                                 =========   =====        ====     ==========

Exercisable at June 30, 2007     1,460,283   $0.23        9.07     $  330,065
                                 =========   =====        ====     ==========

     The weighted average grant date fair value of options granted during the six-month period ended June 30, 2007 was $0.43.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11.   Stock Option Plan (Continued)

     As of June 30, 2007, there was approximately $385,377 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.49 years, of which $79,459 is recorded as deferred compensation. The total fair value of options vested was $115,712 during the six-month period ended June 30, 2007. No options were exercised during the six-month period ended June 30, 2007.

12.  Letter of Credit

     On June 6, 2007, the Company secured a credit facility in the amount of $960,000 from a bank. This facility will be used to provide Standby Letters of Credit to secure standard terms from certain vendors. This credit facility has a maturity date of June 30, 2008 and is personally guaranteed by Daniel Brinker, William Robotham and Thomas Hakel. Any draws on the letter of credit will accrue interest at 5 percent over the prime rate.

13.  Commitments and Contingencies

     As of June 30, 2007 the Company was not involved in any pending litigation regarding claims against the Company. In the past, we have been subject to claims arising in the ordinary course of business, primarily vendor disputes.

14.  Subsequent Events

     On July 20, 2007, the Board of Directors granted options to purchase 75,000, 85,000 and 100,000 shares to Michael Talbott, David Curtas and James Egan in accordance with the terms of their employment agreements with Optima Technologies, LLC. The exercise price of these options was $0.52 per share with a vesting period of four years.

     On July 5, 2007, the Company was served with a notice of charge of discrimination by a former independent sales representative (ISP) for alleged acts by another ISP. The claimant is seeking total monetary damages in the amount of $150,000. The Company is awaiting a response from the United States Equal Employment Opportunity Commission. The Company believes it has minimal or no liability as the Company is protected by indemnification provisions within the ISP agreements.

     On July 19, 2007, the Company was sued in civil court by an individual for $7,500 for anti-spam violations. The Company believes it had nothing to do whatsoever with the allegations in this summons of civil action.

     On August 7, 2007, the Company entered into an Agreement which modifies the Asset Purchase Agreement with Optima entered into on April 1, 2007 relating to the purchase of certain assets by the Company. The Letter Agreement modifies the terms of the Asset Purchase Agreement and certain related documents.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

14.  Subsequent Events (Continued)

     The parties will amend the Management Agreement dated April 1, 2007 (the "Management Agreement"), whereby the Company will pay AMG $100,000 on or before October 8, 2007, for the right to unilaterally terminate the Management Agreement (the "Subsidiary Termination Right"). Upon the exercise of the Subsidiary Termination Right, the Company will pay AMG an amount equal to $25,000 multiplied by the number of months remaining in the term of the Management Agreement minus the $100,000 paid as stated above.

     The Company will buy from AMG certain inventory for $350,000 payable in six equal monthly payments plus interest thereon at the rate of 10% per annum.

     The Secured Promissory Note has been modified to provide that the Company shall pay $280,000 to AMG on or before August 13, 2007, which amount will cover the principal plus all interest, late fees and other costs under the Secured Promissory Note. This payment was made on August 13, 2007.

     The Company will continue to make the scheduled monthly installment payments under the Contingent Promissory Note dated April 1, 2007, until March 1, 2008, at which time the entire outstanding principal balance and unpaid accrued interest shall be due and payable. The Contingent Note was
also amended to eliminate the gross profit requirements of the note.   In
addition, the Contingent Promissory Note shall be secured by the accounts receivable and inventory of Subsidiary, which shall be added to the description of collateral under the Security Agreement dated April 1, 2007; provided, however, such security interest shall be subordinated to any financing of ATS of at least $3 million.

     The parties have agreed to promptly and in good faith, prepare, negotiate and execute definitive documents or other instruments as may be necessary to fully effect the agreements contained in the Agreement.

     On August 13, 2007, the Company elected Steven R. Jensen to the Company's Board of Directors for a term equal with the term of the Management Agreement. The Company also granted Mr. Jensen an option to purchase 300,000 shares of common stock at an exercise price of $0.36 per share. The option will vest 10,000 shares per month.

     In August 2007, William Robotham, Director, advanced the Company $280,000 to fund the Optima Secured Note payment due August 13, 2007.

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

Three Months Ended June 30, 2007 and 2006

     Revenue. Revenue for the three months ended June 30, 2007 ("Q2 2007") was $1,098,630 as compared to $62,538 for the three month period ended June 30, 2006 ("Q2 2006"). The increase in revenue in Q2 2007 was primarily due to revenues that resulted from one asset purchase agreement that was closed in April of 2007 and three customer list acquisitions from toner distributors that occurred in the second half of 2006. Revenues from the sale of toner cartridges increased by $948,116 for three months ended June 30, 2007 compared to 2006.

     Revenues from service increased by $87,976 for the three months ended June 30, 2007 compared to 2006 due to the Optima asset purchase, offset by the non-renewal of full-service maintenance agreements.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q2 2007 increased to $362,823 from $35,264 in Q2 2006. The gross profit margin in Q2 2007 was 33% compared to a gross profit margin for Q2 2006 of 56%. The Company's gross margins decreased compared to Q2 2006 due to the higher margins associated with service revenues on office equipment as compared to toner sales and the amortization of customer lists that were purchase in the second half of 2006 and in April of 2007. Since toner sales represented a greater portion of total revenues in 2007 as compared to 2006, the gross profit margin decreased.

     Salaries and Wages. Salaries and Wages expenses were $454,009 for Q2 2007 compared to $26,538 in Q2 2006. The Q2 2007 increase was due to the Company having 33 full-time employees, including the management team, during Q2 2007 compared to 2 full-time employees in Q2 2006. Stock based compensation also accounted for $40,631 of this expense in Q2 2007.

     Professional Fees and Services. Professional Fees and Services expenses were $218,621 in Q2 2007 compared to $33,532 in Q2 2006. This increase was primarily due to stock compensation recognized by the Company's advisory board in the amount of $84,174. The Company also incurred additional legal and accounting fees due to the additional SEC filings, consulting payments relating to our Sun Products acquisition and an increase in Netsuite software support.

     Sales and Marketing. Sales and Marketing expenses were $17,315 for Q2 2007 and $9,216 in Q2 2006. This increase in Q2 2007 was primarily due to the hiring of an advertising consultant, sales commissions relating to the Company's Independent Sales Partners, investor relations and industry magazine advertising.

     General and Administrative. General and Administrative expenses were $375,337 in Q2 2007 and $36,956 in Q2 2006. General and Administrative expenses increased due to the Company's acquisition of Optima, beginning a health plan, additional rent for office space and an overall increase to support 31 additional employees compared to Q2 2006.

     Amortization of Customer Lists. Amortization expense was $101,030 in Q2 2007 compared to none in Q2 2006. This increase was due to the Company's acquisitions in the second half of 2006 and the first half of 2007.

     Other Income (Expense). Q2 2007 had an increase of $38,809 in interest expenses relating to additional convertible notes sold in a private offering and notes issued in connection with the Company's acquisitions. There was an increase in the change in the fair value of the warrant liability of $5,555 for Q2 2007 compared to Q2 2006. There was no gain on claims settlement for Q2 2007 compared to $26,549 for Q2 2006.

     Net Loss. The net loss for the three months ended June 30, 2007 was $876,809 compared to $66,951 for the three months ended June 30, 2006. The increase in the net loss of $809,858 for Q2 2007 was primarily attributable to stock related compensation totaling $124,805, Optima's net loss of $177,166, increased legal and accounting fees, and additional salaries and wage expense due to the Company hiring additional personnel to support its objective of acquiring toner distributors.

     Net Loss) per Share. The net loss per share in Q2 2007 was $(0.04) compared to a loss of $(0.09) in Q2 2006. The Company believes that it will continue to have net losses for the foreseeable future.

Six Months Ended June 30, 2007 and 2006

     Revenue. Revenue for the six months ended June 30, 2007 ("YTD 2007") was $1,489,198 as compared to $152,434 for the six month period ended June 30, 2006 ("YTD 2006"). The increase in revenue in YTD 2007 was primarily due to revenues that resulted from the Company's three customer list acquisitions it made in the second half of 2006 and an asset purchase of a toner distributor that was completed on April 1, 2007. Revenues from the sale of toner cartridges increased by $1,314,579 for the six months ended June 30, 2007 compared to 2006. Revenues from service increased by $22,185 for the six months ended June 30, 2007 compared to 2006.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for YTD 2007 increased to $520,578 from $89,338 in YTD 2006. The gross profit margin, excluding the amortization of the customer lists, in YTD 2007 was 35% compared to a gross profit margin for YTD 2006 of 59%. The Company's gross margins decreased compared to YTD 2006 due to the higher margins associated with service revenues on office equipment as compared to toner sales and the amortization of customer lists that were purchase in the second half of 2006 and in April of 2007. Since toner sales represented a greater portion of total revenues in 2007 as compared to 2006, the gross profit margin decreased.

     Salaries and Wages. Salaries and Wages expenses were $762,873 for YTD 2007 compared to $56,376 in YTD 2006. The YTD 2007 increase was due to the Company having 33 full-time employees, including the management team, during YTD 2007 compared to 2 full-time employees in YTD 2006. Stock based compensation also accounted for $85,955 of this expense.

     Professional Fees and Services. Professional Fees and Services expenses were $730,520 in YTD 2007 compared to $72,449 in YTD 2006. This increase was primarily due to $383,000 of costs associated with the Company's Corporate Development Plan agreement with Fort Holdings Limited. A portion of this amount was $279,501 paid in the form of common stock. The Company also recognized $145,285 in stock option expense for their strategic advisory board.

     Sales and Marketing. Sales and Marketing expenses were $167,336 for YTD 2007 and $9,781 in YTD 2006. This increase in YTD 2007 was primarily due to the hiring of an advertising consultant, sales commissions relating to the Company's Independent Sales Partners, investor relations and industry magazine advertising.

     General and Administrative. General and Administrative expenses were $487,824 in YTD 2007 and $83,880 in YTD 2006. General and Administrative expenses increased due to the Company beginning a health plan, additional rent for office space and an overall increase to support 31 additional employees compared to YTD 2006.

     Amortization of Customer Lists. Amortization expense was $134,241 in YTD 2007 compared to none in YTD 2006. This increase was due to the Company's acquisition in the second half of 2006 and the first half of 2007.

     Other Income (Expense). YTD 2007 had an increase of $48,301 in interest expenses relating to convertible notes payable related to the Company raising money through a private offering and notes relating to acquisitions. There was a decrease in the change in the fair value of the warrant liability of $7,165 for YTD 2007 compared to YTD 2006. The gain on claims settlement was $1,301 for YTD 2007 compared to $37,357 YTD 2006. Conversion option gain was $4,167 for YTD 2007 compared to none in YTD 2006.

     Net Loss. The net loss for the six months ended June 30, 2007 was $1,845,974 compared to $129,551 for the six months ended June 30, 2006. The increase in the net loss of $1,716,423 for YTD 2007 was primarily attributable to stock related compensation totaling $510,741, payments made to Fort Holdings Limited for $100,000 for the Company's Corporate Development Plan, increased legal and accounting fees, additional salaries and wage expense due to the Company hiring additional personnel to support its objective of acquiring toner distributors.

     Net Loss per Share. The net loss per share in YTD 2007 was $(0.08) compared to a loss of $(0.17) in YTD 2006.

     The Company believes that it will continue to have net losses for the foreseeable future.

Liquidity and Capital Resources

     At June 30, 2007, the Company had a working capital deficit of $892,780 including cash and equivalent balances of $241,505 compared to a working capital deficit of $572,067 at December 31, 2006 including cash and equivalent balances of $171,220. The Company will need to secure additional funding sources to meet its need for working capital and to complete the proposed acquisition of Tonertype.

     Accounts receivable increased $525,032 from $100,483 at December 31, 2006 to $625,515 at June 30, 2007. This was primarily due to increased revenues from the Optima acquisition and the three customer list acquisitions in the second half of 2006.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased $404,836 from $723,817 at December 31, 2006 to $1,128,653 at June 30, 2007.
The increase was primarily due to the Company's Optima acquisition and the three customer list acquisitions in the second half of 2006.

     The Company has entered into no derivative financial instrument arrangements for the six months ended June 30, 2007.

     During the six months ended June 30, 2007, the Company raised $100,000 in gross proceeds from a private offering of Units consisting of a convertible notes and warrants and $2,475,000 in gross proceeds from a private offering of Preferred Series C shares. The notes bear interest at the simple rate of ten percent (10%) per year, payable monthly. The notes are due and payable in full two years from the date of issuance. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal approximately 30% of the number of shares a holder would receive if the holder converted their notes into shares of the Company's common stock.

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

     During the six months ended June 30, 2007, the Company used $1,246,331 in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from existing operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the six months ended June 30, 2007, the Company used $894,368 in cash from investing activities. The cash flows were used primarily for the Company's asset purchase of Optima Technologies, LLC.

     During the six months ended June 30, 2007, the Company received $2,210,984 in cash from financing activities. These cash flows were primarily from $2,475,000 for the issuance of preferred stock offset by $(364,016) in payments on debt relating to customer lists and convertible notes.

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

     Sufficiency of Working Capital

     As of June 30, 2007, the Company had a net working capital deficit of $892,780. The Company has inadequate financial resources to sustain its business activities. The Company currently has no ability to generate positive cash flows from operations. The Company is currently spending approximating $175,000 more cash per month than it generates.

     During the six months ended June 30, 2007, the Company received $2,575,000 in proceeds from the Convertible Note offering and Preferred Series C offering. These proceeds were used for working capital and acquisitions. The Company estimates that it will need to raise an additional $2,100,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

     The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business. If the Company were not to continue as a going concern, it would likely not be able to realize its assets at values comparable to the carrying value or the fair value estimates reflected in the balances set out in the preparation of the consolidated financial statements.

     The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. To the extent that the Company has or continues to issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

     Other Matters

     In the event the Company experiences substantial growth in the future, the Company's business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

     Off Balance Sheet Arrangements

     The Company has no off balance sheet financing arrangements that have or are reasonably likely to have a current or future affect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

                        Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS.

     On July 5, 2007, the Company was served with a notice of charge of discrimination by a former independent sales representative (ISP) for alleged acts by another ISP. The claimant is seeking total monetary damages in the amount of $150,000. The Company is awaiting a response from the United States Equal Opportunity Commission. The Company believes it has minimal or no liability as the Company is protected by indemnification provisions within the ISP agreements.

     On July 19, 2007, the Company was sued in civil court by an individual for $7,500 for anti-spam violations. The Company believes it had nothing to do whatsoever with the allegations in this summons of civil action.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the six months ended June 30, 2007 that have not been disclosed in reports on Form 8-K, except as set forth below.

     The Company sold 91,666 of Preferred Series C shares totaling $274,998 to five accredited investors during April 2007. Each Series C Share is convertible into ten shares of the Company's common stock (subject to certain anti-dilution adjustments) at any time at the holder's option. Each Series C Share will automatically be converted into ten shares of Common Stock (subject to certain anti-dilution provisions) upon (i) the affirmative vote of a majority of the outstanding shares of the Preferred Stock (voting together as a single class) or (ii) the consummation of an underwritten public offering with aggregate proceeds in excess of $3,000,000.

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

     The Company sold 111,111 of Preferred Series C shares to four accredited investors totaling $400,000 during June 2007. Each Series C Share is convertible into ten shares of the Company's common stock (subject to certain anti-dilution adjustments) at any time at the holder's option. Each Series C Share will automatically be converted into ten shares of Common Stock (subject to certain anti-dilution provisions) upon (i) the affirmative vote of a majority of the outstanding shares of the Preferred Stock (voting together as a single class) or (ii) the consummation of an underwritten public offering with aggregate proceeds in excess of $3,000,000.

     In connection with the sale of the Series C Shares the Company relied upon the exemptions provided by Section 4(2) of the Act, and Rule 506 under the Act. The securities were sold to persons who were already shareholders of the Company as well as persons with whom Directors of the Company had a prior business relationship. The Company reasonably believes that all of these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A restrictive legend will be placed on the certificates representing the securities issued.

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

                                       AMERICAN TONERSERV CORP.



Date:  August 14, 2007                 By:/s/ Daniel J. Brinker
                                          Daniel J. Brinker
                                          Chief Executive Officer



                                       By:/s/ Ryan Vice
                                          Ryan Vice
                                          Chief Financial Officer