Form 10QSB
period 2007-09-30
AMERICAN TONERSERV CORP.
filed 2007-11-09
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2007

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

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 9, 2007 there were 46,772,283 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]




                       AMERICAN TONERSERV CORP. AND SUBSIDIARY

                                   FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet
          September 30, 2007 (Unaudited)..............................   3

          Condensed Consolidated Statements of Operations (Unaudited) Three Months and Nine Months Ended
          September 30, 2007 and 2006.................................   4

          Condensed Consolidated Statements of Cash Flow (Unaudited)
          Nine Months Ended September 30, 2007 and 2006...............   5

          Notes to Condensed Consolidated Financial Statements
          Unaudited)..................................................   7

Item 2.   Management's Discussion and Analysis or Plan of Operation...  25

Item 3.   Controls and Procedures ....................................  30

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  31

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  31

Item 3.   Defaults Upon Senior Securities ............................  31

Item 4.   Submission of Matters to a Vote of Security Holders ........  32

Item 5.   Other Information ..........................................  32

Item 6.   Exhibits ...................................................  32

          Signatures .................................................  33














                                      2


AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Balance Sheet
(Unaudited)
                                                               September 30,
                                                                    2007
                                                               --------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $     75,007
 Accounts receivable, net of allowance for doubtful accounts
   of $35,224                                                        604,778
 Inventory                                                           214,961
 Prepaid expenses and other current assets                            32,923
 Deferred compensation                                               446,898
                                                                ------------
     Total current assets                                          1,374,567

 Customer lists, net                                               2,356,590
 Goodwill                                                            421,848
 Property and equipment, net                                         108,800
 Other assets                                                        114,118
                                                                ------------
     Total assets                                               $  4,375,923
                                                                ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable and accrued expenses                          $  1,269,562
 Shareholder advances                                                490,000
 Notes payable - current portion (net of unamortized
   discount of $155,459)                                           1,130,696
 Convertible notes payable, related parties - current portion        562,500
 Convertible notes payable - current portion                         537,500
 Deferred revenue                                                     57,657
                                                                ------------
     Total current liabilities                                     4,047,915
                                                                ------------
Long-term liabilities:
 Notes payable (net of unamortized discount of $130,380)             306,600
 Convertible notes payable                                           132,000
 Warrant liabilities                                                  41,495
                                                                ------------
     Total long-term liabilities                                     480,095
                                                                ------------
     Total liabilities                                             4,528,010
                                                                ------------
Commitments and contingencies

Stockholders' equity:
 Convertible preferred stock, $.001 par value; 50,000,000
  Series C authorized shares; 1,952,856 shares issued and
  outstanding (liquidation preference of $1,952,855)                   1,953
Common stock; $.001 par value; 450,000,000 shares authorized;
  26,643,727 shares issued and outstanding                            26,643
Additional paid-in capital                                        15,645,844
Accumulated deficit                                              (15,826,527)
                                                                ------------
     Total stockholders' deficit                                    (152,087)
                                                                ------------
     Total liabilities and stockholders' deficit                $  4,375,923
                                                                ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

                                      3



AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Operations
(Unaudited)




                                 Three months ended            Nine months ended
                                    September 30,                 September 30,
                                 2007          2006           2007         2006
                              -----------    ----------    -----------    ---------
Revenues:
  Toner                       $   964,909    $  140,057    $ 2,292,436    $ 153,005
  Service                         121,693        32,895        283,364      172,381
                              -----------    ----------    -----------    ---------
Total revenues                  1,086,602       172,952      2,575,800      325,386
                              -----------    ----------    -----------    ---------
Cost of sales:
  Toner                           638,392        94,934      1,456,932      101,729
  Service                         119,094        22,597        269,174       78,898
  Inventory write-down             68,500          -            68,500         -
                              -----------    ----------    -----------    ---------
Total cost of sales               825,986       117,531      1,794,606      180,627
                              -----------    ----------    -----------    ---------
Gross profit                      260,616        55,421        781,194      144,759
                              -----------    ----------    -----------    ---------
Operating Expenses:
  Salaries and wages              398,776       305,758      1,161,649      362,133
  Professional fees and services  418,965       243,356      1,149,485      315,805
  Sales and marketing              44,327         6,094        211,663       15,875
  General and administrative      389,113        64,424        876,937      148,304
  Amortization of customer lists   97,981        11,503        232,222       11,503
                              -----------    ----------    -----------    ---------
Total operating expenses        1,349,162       631,135      3,631,956      853,620
                              -----------    ----------    -----------    ---------
Loss from operations           (1,088,546)     (575,714)    (2,850,762)    (708,861)

Other income (expense):
  Fair value of convertible
   debt                           (50,000)     (150,172)       (45,833)    (150,172)
  Interest expense                (96,161)       (6,838)      (191,049)     (53,425)
  Change in fair value of
   warrant liability                  670          -             6,332       12,827
  Gain on claims settlement          -             -             1,301       37,357
                              -----------    ----------    -----------    ---------
Net loss                      $(1,234,037)   $ (732,724)   $(3,080,011)   $(862,274)
                              ===========    ==========    ===========    =========
Net loss per share:
  basic and diluted           $     (0.05)   $    (0.03)   $     (0.13)   $   (0.11)
                              ===========    ==========    ===========    =========
Weighted average number of
 shares outstanding:
  basic and diluted            23,676,336    21,337,097     23,420,257    7,702,283
                              ===========    ==========     ==========    =========









The accompanying notes form an integral part of these condensed consolidated financial statements.

                                      4


AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                               Nine months ended
                                                                  September 30,
                                                               2007          2006
                                                           -----------    ---------
Cash flow from operating activities:
     Net loss for the period                               $(3,080,011)   $(862,274)

Adjustment to reconcile net loss to net
  cash used in operating activities:
    Depreciation                                                24,039        7,957
    Amortization                                               232,222       13,250
    Accretion of notes discount                                 80,582         -
    Change in fair value of warrant liability                   (6,332)     (12,827)
    Fair value of convertible debt                              45,833      150,172
    Gain on claims settlement                                   (1,301)     (37,357)
    Stock based compensation                                   811,065      353,876
    Provision for doubtful accounts                             23,000         -
    Inventory write-down                                        68,500         -
Changes in operating assets and liabilities (excluding
  effect of Optima Technologies, LLC acquisition):
   Increase in assets:
    Accounts receivable                                       (527,295)      24,889
    Inventory                                                 (242,670)        -
    Prepaid expenses and other current assets                  (27,419)      (9,585)
  Increase in liabilities:
    Accounts payable and accrued expenses                      737,294       24,619
    Deferred revenue                                            55,675       23,770
                                                           -----------    ---------
     Net cash used in operating activities                  (1,806,818)    (323,510)
                                                           -----------    ---------
Cash flow from investing activities:
    Purchase of Optima Technologies, LLC                      (866,265)        -
    Purchase of customer lists                                    -         (55,000)
    Deferred acquisition costs                                (107,008)        -
    Purchase of property and equipment                         (18,103)     (20,964)
                                                           -----------    ---------
     Net cash used in investing activities                    (991,376)     (75,964)
                                                           -----------    ---------
Cash flow from financing activities:
    Proceeds from issuance of preferred stock                2,575,000      235,000
    Proceeds from issuance of convertible notes payable        400,000      375,000
    Proceeds from shareholder advances                         490,000         -
    Proceeds from issuance of common stock                       3,000        5,000
    Payment of convertible notes                               (50,000)        -
    Payment of debt on customer list acquisitions             (716,019)     (24,065)
                                                           -----------    ---------
     Net cash provided by financing activities               2,701,981      590,935
                                                           -----------    ---------
     Net (decrease) increase in cash                           (96,213)     191,461

Cash and cash equivalents, beginning of period                 171,220       11,774
                                                           -----------    ---------
Cash and cash equivalents, end of period                   $    75,007    $ 203,235
                                                           ===========    =========

The accompanying notes form an integral part of these condensed consolidated financial statements.
                                      5


AMERICAN TONERSERV CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

                                                               Nine months ended
                                                                  September 30,
                                                               2007          2006
                                                           -----------    ---------
Supplementary information:
  Interest paid                                            $   116,612    $   7,503
                                                           ===========    =========

Supplemental disclosure of noncash investing and financing activities:

Series C Convertible Preferred stock issued
  to settle accounts payable                               $    13,248    $    -
                                                           ===========    =========
Series C Convertible Preferred stock issued
  on conversion of notes payable and interest
  with warrants                                            $      -       $ 832,884
                                                           ============   =========
Issuance of notes payable for acquisition
  of customer lists                                        $  1,673,911   $    -
                                                           ============   =========
Deferred compensation on restricted stock and
  option grants to non-employees                           $    397,922   $    -
                                                           ============   =========
Common stock issued to settle accounts
  payable                                                  $    177,000   $    -
                                                           ============   =========

Reduction of purchase price of customer lists              $    213,126   $    -
                                                           ============   =========

Reduction in fair value of Optima convertible note         $    168,000   $    -
                                                           ============   =========





















The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

1.   Organization and Business Activity

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995, Managed Maintenance Systems, Inc. changed its name to "Q MATRIX, Inc." In January 2005, Q MATRIX, Inc. changed its name to AMERICAN TONERSERV CORP. The Company is a national distributor of compatible printer toner cartridges. American TonerServ Corp. services printers and other office equipment through its Preferred Provider Network. The Company is located in Santa Rosa, California and has operations in Port Richey, Florida.

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

     Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiary, Optima Technologies, LLC (collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC which is a Delaware Limited Liability Company. Intercompany transactions and balances have been eliminated in consolidation.

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


     The Black-Scholes-Merton model is used to value warrants and options. The conversion option, included as a component of convertible debt, is valued using an estimated Private Investment in a Public Entity ("PIPE") price equal to a 20% discount off the fair market value of the stock. The $300,000 convertible note associated with the Purchase of Optima converts into 600,000 shares based on a share price of $0.50 per share per the terms of the agreement. At September 30, 2007, this note was reduced to $132,000 based on a fair value of $0.22 per share.

     Inventory and Inventory Reserve:

     Inventory consists of finished goods which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. An inventory reserve has been set up to account for obsolete inventory. At September 30, 2007, this amount was $68,500.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Long-Lived Assets:

     The Company evaluates the carrying value of its long-lived assets when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value of the long lived assets. In June 2007, management determined that its value of the Computech customer list should be reduced based on a modification to the original customer list purchase agreement. This agreement reduced the purchase price of the customer list by $128,000. In August 2007, management determined that its value of the Laser Cartridge Recharging Services customer list should be reduced by $85,126 based on a reduction of the estimated future amount of revenues generated by this list.

     Revenue Recognition:

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components. The cartridge portion is recognized upon shipment. The service component is deferred and recognized straight-line over the 90 day period (the maximum term of the service offering with each cartridge).

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (Continued):

     On April 19, 2007, the Board of Directors authorized a 1,600,000 increase in the plan to 10,000,000 shares, which was approved by a majority of the stockholders. The total number of shares authorized to be granted under the 2005 plan was 10,000,000 at September 30, 2007. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and there were 35,133 options outstanding under the 1995 Plan.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three and nine-month periods ended September 30, 2007 was $81,117 and $293,337 respectively. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for each of the three and nine- month periods ended September 30, 2006 was $14,501. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

                                  Nine months ended    Nine months ended
                                 September 30, 2007   September 30, 2006
                                 ------------------   ------------------

Dividend yield                          None                   None
Expected volatility                     35.0%                  35.0%
Risk-free interest rate               4.0%-5.1%              4.0%-5.1%
Expected terms (years)                 5.7-6.3                5.7-6.3

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

     The following securities could potentially dilute basic earnings per share in the future:

                                              September 30,   September 30,
                                                  2007           2006
                                               ------------   ------------

     Options                                    8,998,333       5,950,000
     Common Stock Warrants - 1998 & 1999
       grants                                      36,729          50,729
     Common Stock Warrants - Convertible
       debt                                     2,031,250 (1)   1,500,000 (5)
     Convertible debt                           5,113,636 (2)   3,541,666 (6)
     Convertible Preferred Stock               19,528,550 (3)        -
     Convertible debt - Optima                    600,000 (4)        -
                                               ----------      ----------
     Potential equivalent shares excluded      36,308,498      11,042,395
                                               ==========      ==========

(1) In addition to the outstanding options and common stock warrants, the Company has issued $800,000 of notes as of September 30, 2007 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 30% to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be an estimated conversion price of $0.18 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.22 per share at September 30, 2007.

(2) Convertible debt was calculated based on $900,000 of convertible notes outstanding using an estimated conversion price of $0.18 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.22 per share at September 30, 2007.

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

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Net Loss per Share (continued):

(4) The convertible note to Optima was calculated based on the share price of $0.50 per share per the terms of the agreement dated April 1, 2007.

(5) In addition to the outstanding options and common stock warrants, the Company has issued $425,000 of notes as of September 30, 2006 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 40% to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. The Company estimated the number of warrants based on the fair value of common stock of $0.15 per share at September 30, 2006.

(6) Convertible debt was calculated based on $425,000 of convertible notes outstanding using an estimated conversion price of $0.12 per share, which represents a discount of 20%, the estimated discount of a PIPE ("Private Investment in a Public Entity") offering, of the fair value of common stock $0.15 per share at September 30, 2006.

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

     Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share value of $0.18 was attached to the warrants, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.22 per share at September 30, 2007, a 35% volatility and a risk free interest rate ranging from 4.0% to 5.1% based on the estimated life of six months of the warrants.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is unknown at September 30, 2007, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The total warrant liabilities as of September 30, 2007 was $41,495.

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

     The Company had a loss of $(3,080,011) and had negative cash flows from operations of $(1,806,818) for the nine month period ended September 30, 2007 and had an accumulated deficit of $(15,826,527) and a working capital deficit of $(2,673,378) at September 30, 2007. The Company continues to settle overdue claims from certain service providers resulting in a net gain of $1,301 during the nine months ended September 30, 2007. The Company has significant cash requirements and is not generating sufficient cash flows from existing operations. The Company has insufficient funds to meet its financial obligations as they become due as operations are currently using cash of approximately $200,000 per month.

     Management believes it will be successful in financing its operations for the next twelve months. It is management's objective to seek additional capital and funding sources to finance its future operations. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. The Company raised $2,975,000 through private offerings of convertible notes payable and preferred stock during the nine months ended September 30, 2007. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

4.   Acquisitions

     On April 1, 2007, the Company entered into an Asset Purchase Agreement ("Agreement") with Azaria Management Group L.L.C., a Nevada limited liability company ("AMG") formerly Optima Technologies, L.L.C., a Nevada limited liability company ("Optima"), and Steven R. Jensen, who owns all of the membership interests in Optima relating to the purchase of certain assets of Optima's printer business. The purchase price for the acquisition consisted of $741,278 in cash, $124,987 in acquisition costs and $1,800,000 in the form of three promissory notes. The Company also assumed certain liabilities of Optima of $76,825 and the obligations of Optima under certain contracts.

     On August 25, 2007, the Company entered into an Agreement with AMG which modifies the Asset Purchase Agreement with Optima entered into on April 1, 2007 relating to the purchase of certain assets by the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

4.   Acquisitions (continued):

     One of the promissory notes (the "Secured Note") in the amount of $250,000 bore interest at the rate of 7% per annum and was due within 105 days after the closing date. The Secured Note was secured by the assets purchased in the transaction. The note was discounted 8% for a combined imputed interest rate of 15%. The discount of $5,624 will be amortized over the term of the note. This note was paid in full on August 13, 2007.

     One of the promissory notes (the "Contingent Note") is in the amount of $1,250,000 and bears interest at the rate of 7% per annum. The Contingent Note was subject to adjustment as described below. The Contingent Note is payable in thirty equal monthly installments of principal and interest, commencing on May 1, 2007. The note has been discounted 8% for a combined imputed interest rate of 15%. The discount of $120,465 will be amortized over the term of the note. Under the terms of the amended agreement, the Company will continue to make the scheduled monthly installment payments under the Contingent Note dated April 1, 2007, until March 1, 2008, at which time the entire outstanding principal balance and unpaid accrued interest shall be due and payable. The Contingent Note was also amended to eliminate the gross profit requirements of the note. In addition, the Contingent Note shall be secured by the accounts receivable and inventory of Optima. The security interest is subordinated to any financing of the Company of at least $3 million.

     One of the promissory notes (the "Convertible Note"), in the amount of $300,000, has a maturity date two years after the closing date. On the maturity date, the Convertible Note will automatically be converted into the number of shares of the Company's common stock that is equal to the quotient obtained by dividing (i) the aggregate outstanding principal balance due on the Convertible Note, by (ii) the greater of (A) $0.50 per share, or (B) the average of the closing bid and ask prices of the common stock quoted in the over-the-counter market in which the common stock is traded for the five (5) trading days prior to the closing date and the five trading days on and after the closing date. The note will convert into 600,000 shares based on the calculated share price of $0.50 per share per the terms of the agreement. This note is interest free and has been recorded at fair value due to the conversion option. Based on a share price of $0.22 at September 30, 2007, the fair value of the convertible note has been reduced by $168,000 to $132,000. This reduction in the note balance has been offset by a reduction in goodwill by $168,000 to $411,848.

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

4.   Acquisitions (continued):

     The annual management fee has been adjusted downward to $455,028 based on a reduction of personnel effective September 1, 2007. Under the terms of the amended agreement dated August 25, 2007, the Company will pay AMG $100,000 on or before October 8, 2007, for the right to unilaterally terminate the Management Agreement (the "Subsidiary Termination Right").
Upon exercise of the Subsidiary Termination Right, the Company will pay AMG an amount equal to $25,000 multiplied by the number of months remaining in the term of the Management Agreement minus the $100,000 paid as stated above. AMG has granted the Company an extension until November 30, 2007 to pay the $100,000 termination fee.

     In the amended agreement the Company has also purchased certain inventory for $158,000 payable in six equal monthly payments plus interest thereon at the rate of 10% per annum. Two installment payments have been made for this inventory.

     Also in connection with the closing of the acquisition, the Company entered into a Management Agreement with Axon Technologies, Inc. ("Axon"), a non-profit organization that employs persons with disabilities and produces remanufactured toner cartridges. Axon distributes its products to state agencies in Florida. Under this Management Agreement, Optima will provide management services for Axon and will receive a management fee equal to 90% of the amounts received by Axon for its products.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company is in the process of obtaining third-party valuations of certain intangible assets; thus, the allocation of the purchase price is subject to refinement.

                  Vehicles and equipment      $   87,362
                  Inventory                       40,791
                  Customer list                1,899,000
                  Goodwill                       411,848
                  Covenant not to compete         10,000
                                              ----------
                  Total assets acquired        2,449,001
                                              ----------
                  Notes payable - vehicles       (76,825)
                                              ----------
                  Net assets acquired         $2,372,176
                                              ==========

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

4.   Acquisitions (continued):

     The unaudited pro forma combined statements of operations for the nine month periods ended September 30, 2007 and 2006 presented below assumes that the acquisition of certain assets of Optima Technologies, LLC was completed on January 1, 2007 and 2006, respectively:

                                                     September 30,
                                                  2007          2006
                                              -----------    -----------
     Revenues:
       Toner                                  $ 3,007,045    $ 2,629,579
       Service                                    410,959        459,637
                                              -----------    -----------
     Total revenues                             3,418,004      3,089,216
                                              -----------    -----------
     Cost of sales:
       Toner                                    1,836,579      1,340,769
       Service                                    374,770        395,687
       Inventory write-down                        68,500           -
                                              -----------    -----------
     Total cost of sales                        2,279,849      1,736,456
                                              -----------    -----------
     Gross profit                               1,138,155      1,352,760
                                              -----------    -----------
     Operating expenses:
       Salaries and wages                       1,198,309        495,045
       Professional fees and services           1,149,485        315,805
       Sales and marketing                        240,778        140,955
       General and administrative               1,042,530        665,161
       Amortization of customer lists             300,043        214,966
                                              -----------    -----------
     Total operating expenses                   3,931,145      1,831,932
                                              -----------    -----------
Loss from operations                           (2,792,990)      (479,172)

Other income (expense):
  Fair value of convertible debt                  (45,833)      (150,172)
  Interest expense                               (222,364)      (147,370)
  Change in fair value of warrant liability         6,332         12,827
  Gain on claims settlement                         1,301         37,357
                                              -----------    -----------
Net loss                                      $(3,053,554)   $  (726,530)
                                              ===========    ===========
Net loss per share:
  Basic and diluted                           $     (0.13)   $     (0.09)
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

5.   Customer Lists

     On June 11, 2007, the Company entered into an amendment to the customer list acquisition agreement with Computech Printer Solutions, Inc. ("Computech"). The Company will pay $7,500 over a three month period. All three payments have been made per the terms of the amendment. Computech will also receive five percent of the gross sales through December 31, 2007. Because of this agreement the purchase price of the customer list was reduced by $128,000. Accordingly, the note payable was also reduced by $128,000. The conversion valuation in the amount of $16,667 has also been reversed since a portion of the note is no longer convertible into the Company's common stock.

     In August 2007, management determined that the value of the Laser Cartridge Recharging Services customer list should be reduced by $89,115 based on a reduction of the estimated future amount of revenues generated by this list. Accordingly, the note payable was also reduced by $89,115 to reflect the estimated future payments remaining on the note.

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

7.   Convertible Notes

     During the nine months ended September 2007, the Company completed the sale of six Units of securities in a private offering at a purchase price of $50,000 per Unit to three accredited investors. Each Unit consists of a 10% Convertible Note in the principal amount of $49,999 (the "Notes") and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at the rate of 10% per annum and become due and payable in full two years after issuance. The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $3,000,000 (a "$3 Million Qualified Offering"). The conversion term will expire six months after the Company completes a $3 Million Qualified Offering. The Notes will be automatically converted into shares of common stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $5,000,000 (a "$5 Million Qualified Offering"). The price at which this Note may be converted into Common Stock (the "Conversion Price") shall be the average price at which the first $1.0 million of Common Stock is sold in a $3 Million or $5 Million Qualified Offering, whichever may occur.

     The conversion option feature of these notes has been valued based on a 20% discount of the stock at $0.18 per share, which is the estimated discount in a PIPE offering of the fair value of common stock of $0.22 per share at September 30, 2007. This conversion option is included in the fair value of these notes. These notes also contain detachable warrants equal to 30% of the face value of the note. In assessing the fair value of the warrant grants, the Company recorded the fair value of these instruments based on the Black-Scholes-Merton model which requires estimates of the volatility of our stock and the market price of our shares, which was $0.22 per share at September 30, 2007.

     In calculating the warrant liability, the fair value of each warrant is estimated at the end of each period using the Black-Scholes-Merton model and the following weighted average assumptions:

                                        Nine months ended
                                        September 30, 2007
                                      -------------------

          Dividend yield                      None
          Expected volatility                35.00%
          Risk-free interest rate             4.50%
          Expected terms (years)              0.50

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

7.   Convertible Notes (continued):

     In September 2007, the Company completed the sale of two Units of securities in a private offering at a purchase price of $50,000 per Unit to two accredited investors. Each Unit consists of a 10% Convertible Note. The Notes bear interest at a rate of 10% per annum and become due and payable in full two years after issuance. The Notes may be converted into shares of our Common Stock during a 21 day period commencing 30 days after the termination date of October 17, 2007 at a price of $0.28 per share. However, if the volume weighted average pricing ("VWAP") during the five trading days ending on the 30th day after the termination date is lower than $0.28, the price would be reduced to 80% of the VWAP, but no lower than $0.20.

     The conversion option feature of these notes has been valued based on a fair value share price of $0.22. At September 30, 2007 the conversion option was determined to be zero.

8.   Preferred Stock

     During the nine months ended September 30, 2007, the Company received subscriptions for 834,971 shares of Series C preferred stock (Series C Shares) from accredited investors in a private offering for $2,575,000 in cash and 13,248 for past due vendor accounts that were settled.

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

9.   Stock-based Compensation (continued):

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

     As of February 28, 2007, the Corporate Development and Consulting Agreement was completed and the remaining 500,000 shares were vested immediately. The total compensation recognized during the nine months ending September 30, 2007 was $102,500.

     On September 30, 2007, the Company entered into an exclusive investor relations consultant agreement with After Market Support, LLC (AMS), under which AMS will provide various services as outlined in the agreement to help the Company achieve a NASDAQ listing within a twelve month period. As compensation for these services, AMS received 3,000,000 shares of the Company's Common Stock for $3,000. The fair value of this stock when granted was $0.22 per share. Restricted shares totaling 2,000,000 shares will vest over the next 12 months based on performance conditions, as defined in the agreement. The Company will pay $10,000 per month plus additional program
fees over the twelve months totaling $300,000.   The total compensation
recognized during the nine months ending September 30, 2007 was $219,000.

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares.

     Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for employees. During the three and nine months ended September 30, 2007, the Company recognized $1,875 and $5,625, respectively, in compensation expense. During each of the three and nine months ended September 30, 2006, the Company recognized $1,875 in compensation expense.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

10.  Restricted Stock (continued):

     A summary of the changes in restricted stock outstanding during the nine months ended September 30, 2007 is presented below:

                                                          Weighted
                                                          Average
                                                          Grant Date
                                            Shares        Fair Value
                                           ---------      ----------
     Non-vested shares
       at January 1, 2007                  2,500,000        $0.015
         Granted                           2,000,000        $0.220
         Vested                           (1,500,000)       $0.015
     Forfeited/Expired                          -             -
                                          ----------        ------
     Non-vested shares
       at September 30, 2007               3,000,000        $0.147
                                           =========        ======

     As of September 30, 2007, there was $443,625 of total unrecognized compensation cost related to restricted stock. The weighted average vesting period remaining for the restricted stock is 11 months.

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

11.  Stock Option Plan (continued):

     On July 20, 2007, the Board of Directors granted options to purchase 75,000, 85,000 and 100,000 shares to Michael Talbott, David Curtas and James Egan in accordance with the terms of their employment agreements with Optima Technologies, LLC. The exercise price of these options was $0.52 per share with a vesting period of four years.

     On August 13, 2007, the Board of Directors granted options to Steven R. Jensen, a director, to purchase 300,000 shares of common stock. The exercise price of these options was $0.36 per share with a vesting period of 30 months.

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2007 is presented below:

                                                       Weighted
                                                        Average
                                            Weighted   Remaining
                                            Average   Contractual  Aggregate
                                            Exercise     Term      Intrinsic
                                  Shares    Price       (Years)      Value
                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2007   7,442,640   $0.17        9.67     $2,386,274
  Granted                        1,572,600   $0.43        9.62           -
  Exercised                           -        -           -             -
  Forfeited/Expired                (16,907)  $1.79         -             -
                                 ---------   -----        ----     ----------
Outstanding at
September 30, 2007               8,998,333   $0.22        9.03     $  483,500
                                 =========   =====        ====     ==========

Exercisable at
September 30, 2007               2,202,876   $0.22        8.89     $  125,024
                                 =========   =====        ====     ==========

     The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2007 was $0.48.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

11.  Stock Option Plan (Continued)

     As of September 30, 2007, there was approximately $332,796 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.42 years, of which $8,898 is recorded as deferred compensation. A total of 1,939,409 options vested with a total fair value of $426,670 during the nine-month period ended September 30, 2007. No options were exercised during the nine-month period ended September 30, 2007.

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

14.  Shareholder Advances

     In 2007, William Robotham, Director, and Thomas Hakel, Director, advanced the Company $330,000 and $160,000 respectively for working capital and payments due to Optima. These advances are interest free with no set due date.

AMERICAN TONERSERV CORP. AND SUBSIDIARY
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

15.  Subsequent Events

     In October 2007, William Robotham, Director, and Thomas Hakel, Director, advanced the Company $40,000 and $115,000 respectively, for working capital. These advances are interest free and will be paid back as funds are received by the Company from its current $5.0 million offering.

     On October 11, 2007, the holders of a majority of the outstanding shares of the Series C Convertible Preferred Stock ("Series C Stock") of the Company approved the conversion of all of the Series C Stock into shares of the Company's Common Stock. The terms of the Series C Stock included a provision that the Series C Stock would automatically be converted into Common Stock upon the approval of the holders of a majority of the Series C Stock outstanding. As a result of the conversion of the Series C Stock, a total of 19,528,560 shares of Common Stock were issued to the holders of the Series C Stock. After giving effect to this issuance, there are now 46,172,283 shares of the Company's Common Stock outstanding.

     On October 22, 2007, the Company amended its agreement dated May 15, 2007 with Dinosaur Securities, LLC (Dinosaur). In exchange for Dinosaur reducing its cash fee and warrant fee to 1.5%, respectively, of monies raised, the Company has agreed to sell to Dinosaur 600,000 shares of common stock for $.001 per share.

     On October 22, 2007, the Company employed Keating Securities, LLC as its Placement Agent for the Company's current $5.0 million private offering of common stock and warrants.

     On October 23, 2007, the Board of Directors granted options to purchase 200,000 shares of common stock to a consultant. These options will have an exercise price of $0.20 per share and a 12 month vesting period.

     On October 29, 2007, William Robotham, Director, converted $100,000 of advances due from the Company into 2 Units of the Company's current private offering.

     On October 30, 2007, Thomas Hakel, Director, converted $100,000 of advances due from the Company into 2 Units of the Company's current private offering.

     In October 2007, the Company sold 7 units totaling $350,000 of its current private placement memorandum to four accredited investors. This amount includes the Units purchased by William Robotham and Thomas Hakel, respectively. Each Unit consists of 200,000 shares of common stock and 200,000 redeemable warrants, each to purchase one share of common stock.

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

Three Months Ended September 30, 2007 and 2006

     Revenue. Revenue for the three months ended September 30, 2007 ("Q3 2007") was $1,086,602 as compared to $172,952 for the three month period ended September 30, 2006 ("Q3 2006"). The increase in revenue in Q3 2007 was primarily due to revenues that resulted from one asset purchase agreement that was closed in April of 2007 and three customer list acquisitions from toner distributors that occurred in the second half of 2006. Revenues from the sale of toner cartridges increased by $824,852 for three months ended September 30, 2007 compared to 2006.

Revenues from service increased by $88,798 for the three months ended September 30, 2007 compared to 2006 due to the Optima asset purchase, offset by the non-renewal of full-service maintenance agreements.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q3 2007 increased to $260,616 from $55,421 in Q3 2006. The gross profit margin in Q3 2007 was 24% compared to a gross profit margin for Q3 2006 of 32%. The Company's gross margins decreased compared to Q3 2006 due to the lower margins associated with the Optima service revenues and a one-time inventory impairment charge of $68,500.

     Salaries and Wages. Salaries and Wages expenses were $398,776 for Q3 2007 compared to $305,758 in Q3 2006. The Q3 2007 increase was due to the Company having 33 full-time employees, including the management team, during Q3 2007 compared to 5 full-time employees in Q3 2006. This increase was offset by stock based compensation paid to management and the Board in Q3 2006. Stock based compensation also accounted for $53,635 of this expense in Q3 2007.

     Professional Fees and Services. Professional Fees and Services expenses were $418,965 in Q3 2007 compared to $243,356 in Q3 2006. This increase was primarily due to stock compensation recognized by After Market Support, LLC in the amount of $219,000.

     Sales and Marketing. Sales and Marketing expenses were $44,327 for Q3 2007 and $6,094 in Q3 2006. This increase in Q3 2007 was primarily due to the hiring of an advertising consultant, sales commissions relating to the Company's Independent Sales Partners, investor relations and industry magazine advertising.

     General and Administrative. General and Administrative expenses were $389,113 in Q3 2007 and $64,424 in Q3 2006. General and Administrative expenses increased due to the Company's acquisition of Optima, beginning a health plan, additional rent for office space and an overall increase to support 28 additional employees compared to Q3 2006.

     Amortization of Customer Lists. Amortization expense was $97,981 in Q3 2007 compared to $11,503 in Q3 2006. This increase was due to the Company's acquisition of Sun Products customer list in December 2006, and acquisition of Optima in April 2007.

     Other Income (Expense). Q3 2007 had an increase of $89,323 in interest expenses relating to additional convertible notes sold in a private offering and notes issued in connection with the Company's acquisitions. There was an increase in the change in the fair value of the warrant liability of $670 for Q3 2007 compared to Q3 2006. There was a increase in the change in the fair value of the convertible debt of $100,172 for Q3 2007 compared to Q3 2006. This increase was due to an increase in convertible notes issued to investors.

     Net Loss. The net loss for the three months ended September 30, 2007 was $1,234,037 compared to $732,724 for the three months ended September 30, 2006. The increase in the net loss of $501,313 for Q3 2007 was primarily attributable to stock related compensation totaling $219,000, Optima's net loss of $305,220, which included an inventory impairment of $68,500 and increased professional fees and services offset by income generated by the Sun Products customer list.

     Net Loss) per Share. The net loss per share in Q3 2007 was $(0.05) compared to a loss of $(0.03) in Q3 2006. The Company believes that it will continue to have net losses for the foreseeable future.

Nine Months Ended September 30, 2007 and 2006

     Revenue. Revenue for the nine months ended September 30, 2007 ("YTD 2007") was $2,575,800 as compared to $325,386 for the nine month period ended September 30, 2006 ("YTD 2006"). The increase in revenue in YTD 2007 was primarily due to revenues that resulted from the Company's three customer list acquisitions it made in the second half of 2006 and an asset purchase of a toner distributor that was completed on April 1, 2007. Revenues from the sale of toner cartridges increased by $2,139,431 for the nine months ended September 30, 2007 compared to 2006. Revenues from service increased by $110,983 for the nine months ended September 30, 2007 compared to 2006 due to the acquisition of Optima in April 2007.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for YTD 2007 increased to $781,194 from $144,759 in YTD 2006. The gross profit margin in YTD 2007 was 30% compared to a gross profit margin for YTD 2006 of 44%. The Company's gross margins decreased compared to YTD 2006 due to the lower margins associated with service revenues compared to toner sales and $68,500 in inventory impairment.

     Salaries and Wages. Salaries and Wages expenses were $1,161,649 for YTD 2007 compared to $362,133 in YTD 2006. The YTD 2007 increase was due to the Company having 33 full-time employees, including the management team, during YTD 2007 compared to 5 full-time employees in YTD 2006. Stock based compensation also accounted for $139,089 of this expense.

     Professional Fees and Services. Professional Fees and Services expenses were $1,149,485 in YTD 2007 compared to $315,805 in YTD 2006. This increase was primarily due to $383,500 of costs associated with the Company's Corporate Development Plan agreement with Fort Holdings Limited and $219,000 of costs associated with the Company's after market support program. A portion of this amount was $512,251 paid in the form of common stock. The Company also recognized $161,393 in stock option expense for their strategic advisory board.

     Sales and Marketing. Sales and Marketing expenses were $211,663 for YTD 2007 and $15,875 in YTD 2006. This increase in YTD 2007 was primarily due to the hiring of an advertising consultant, sales commissions relating to the Company's Independent Sales Partners, investor relations and industry magazine advertising.

     General and Administrative. General and Administrative expenses were $876,937 in YTD 2007 and $148,304 in YTD 2006. General and Administrative expenses increased due to the Company beginning a health plan, additional rent for office space and an overall increase to support 28 additional employees compared to YTD 2006.

     Amortization of Customer Lists. Amortization expense was $232,222 in YTD 2007 compared to 11,503 in YTD 2006. This increase was due to the Company's acquisition of Sun Products customer list in December 2006 and acquisition of Optima in April 2007.

     Other Income (Expense). YTD 2007 had an increase of $137,624 in interest expenses relating to convertible notes payable related to the Company raising money through a private offering and notes relating to acquisitions. There was a decrease in the change in the fair value of the warrant liability of $6,495 for YTD 2007 compared to YTD 2006. The gain on claims settlement was $1,301 for YTD 2007 compared to $37,357 YTD 2006. Conversion option loss was $45,833 for YTD 2007 compared to a loss of $150,172 in YTD 2006. This decrease in loss was due to less convertible notes being issued to investors during 2007.

     Net Loss. The net loss for the nine months ended September 30, 2007 was $3,080,011 compared to $862,274 for the nine months ended September 30, 2006. The increase in the net loss of $2,217,737 for YTD 2007 was primarily attributable to stock related compensation totaling $811,065, payments made to Fort Holdings Limited for $100,000 for the Company's Corporate Development Plan, increased professional fees and services, additional salaries and wage expense due to the Company hiring additional personnel to support its objective of acquiring toner distributors.

     Net Loss per Share. The net loss per share in YTD 2007 was $(0.13) compared to a loss of $(0.11) in YTD 2006.

     The Company believes that it will continue to have net losses for the foreseeable future.

Liquidity and Capital Resources

     At September 30, 2007, the Company had a working capital deficit of $2,673,348, including cash and equivalent balances of $75,007 compared to a working capital deficit of $572,067 at December 31, 2006 including cash and equivalent balances of $171,220. The Company will need to secure additional funding sources to meet its need for working capital and to complete the proposed acquisition of Tonertype.

     Accounts receivable increased $504,295 from $100,483 at December 31, 2006 to $604,778, at September 30, 2007. This was primarily due to increased revenues from the Optima acquisition and the three customer list acquisitions in the second half of 2006.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased $545,745 from $723,817 at December 31, 2006 to $1,269,562 at September 30,
2007. The increase was primarily due to the Company's Optima acquisition and the three customer list acquisitions in the second half of 2006.

     The Company has entered into no derivative financial instrument arrangements for the nine months ended September 30, 2007.

     During the nine months ended September 30, 2007, the Company raised $400,000 in gross proceeds from a private offering of Units consisting of a convertible notes and warrants and $2,575,000 in gross proceeds from a private offering of Preferred Series C shares. The notes bear interest at the rate of ten percent (10%) per year, payable monthly. The notes are due and payable in full two years from the date of issuance. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal approximately 30% of the number of shares a holder would receive if the holder converted their notes into shares of the Company's common stock.

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

     During the nine months ended September 30, 2007, the Company used $(1,806,818) in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from existing operations to meet its capital requirements in the short or long term, which makes the Company's ability to continue as a going concern questionable. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the nine months ended September 30, 2007, the Company used $(991,376) in cash from investing activities. The cash flows were used primarily for the Company's asset purchase of Optima Technologies, LLC.

     During the nine months ended September 30, 2007, the Company received $2,701,981 in cash from financing activities. These cash flows were primarily from $2,975,000 for the issuance of preferred stock and convertible notes and $490,000 in shareholder advances offset by $(716,019) in payments on debt relating to customer lists and convertible notes.

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

     Sufficiency of Working Capital

     As of September 30, 2007, the Company had a net working capital deficit of $2,673,348. The Company has inadequate financial resources to sustain its business activities. The Company currently has no ability to generate positive cash flows from operations. The Company is currently spending approximating $200,000 more cash per month than it generates.

     During the nine months ended September 30, 2007, the Company received $2,975,000 in proceeds from the Convertible Note offering and Preferred Series C offering. These proceeds were used for working capital and acquisitions.

     The Company estimates that it will need to raise an additional $2,400,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

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

     On July 19, 2007, the Company was sued in civil court by an individual for $7,500 for anti-spam violations. The Company settled this claim for $1,000.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the nine months ended September 30, 2007 that have not been disclosed in reports on Form 8-K, except as set forth below.

     The Company sold 138,889 of Preferred Series C shares to four accredited investors totaling $500,000 during June and July 2007. Each Series C Share is convertible into ten shares of the Company's common stock (subject to certain anti-dilution adjustments) at any time at the holder's option. Each Series C Share will automatically be converted into ten shares of Common Stock (subject to certain anti-dilution provisions) upon (i) the affirmative vote of a majority of the outstanding shares of the Preferred Stock (voting together as a single class) or (ii) the consummation of an underwritten public offering with aggregate proceeds in excess of $3,000,000.

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

   10.1        Consulting Agreement with After Market Support, LLC

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

                                       AMERICAN TONERSERV CORP.



Date:  November 9, 2007                By:/s/ Daniel J. Brinker
                                          Daniel J. Brinker
                                          Chief Executive Officer



                                       By:/s/ Ryan Vice
                                          Ryan Vice
                                          Chief Financial Officer