Form 10KSB
period 2007-12-31
AMERICAN TONERSERV CORP.
filed 2008-04-02
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year ended:  December 31, 2007
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from: _____ to ____

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

             420 Aviation Blvd. Suite 103, Santa Rosa, Ca 95403
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

State issuer's revenues for its most recent fiscal year:  $3,630,531.

As of March 11, 2008, 61,590,956 shares of common stock were outstanding, and the aggregate market value of the common stock of the Registrant held by non-affiliates on that date was approximately $8,547,763.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

Documents incorporated by reference: None.


                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

Available Information

     We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NW, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. The SEC's internet site is www.sec.gov.

     Our internet address is www.americantonerserv.com. You can access our Investor Relations webpage through our internet site, www.americantonerserv.com, by clicking on the "Investor Relations" link at the top of the page. We make available free of charge, through our Investor Relations webpage, our proxy statements, Annual Reports on Form 10-KSB or 10-K, Quarterly Reports on Form 10-QSB or 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. You can request a printed copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 800-736-3515, 410 Aviation Blvd., Suite 103, Santa Rosa, CA 95403, Attention: Ryan Vice, Chief Financial Officer.

OVERVIEW

     American TonerServ Corp. (the "Company," "ATS," "we," or "us") is building a nationwide brand serving the printing needs of small- and medium-sized businesses by consolidating leading independent companies in the $6 billion compatible cartridge and printer services industry, providing customers with economical, top-quality, environmentally-friendly recycled laser printer cartridges, print management, printer and other office equipment service, printers and other office equipment and supplies through local service teams.

     We intend to leverage nationwide buying power of recycled "compatible" toner cartridges from re-manufacturers through volume discounts. We also remanufacture compatible cartridges in our own facilities. ATS companies collect spent toner cartridges and recycle them by delivering them to re-manufacturers or our own facilities. Additionally, upon request, we provide our customers Original Equipment Manufactured ("OEM") cartridge products.

     We plan to grow primarily through acquisitions of businesses and customer lists of compatible toner cartridge distributors and by hiring independent sales representatives in the largest 30 metropolitan areas of the United States. Additionally, we expect to achieve organic growth of at least 10% by being a sales driven organization. Our in-house Mergers and Acquisitions Team seeks to acquire businesses that meet our acquisition criteria. Our in-house Integration Team supports the management and personnel of acquired companies to become integrated into American TonerServ, including adapting their processes, systems and culture to match our own. We provide acquired companies with corporate buying power, improved logistics, and management and systems support intended to improve operational profitability.

     We have a scalable web-based platform for order taking, fulfillment, billing, collections, payments and customer service to bring efficiencies to the marketplace. We have established a nationwide independent service network to provide service on printers outside of our local service areas. This independent service network is known as our Preferred Provider Network, and we have been servicing printers and other office equipment through this Network for over ten years. We have established a network of office equipment service and supply dealers through which we provide customers with time and material programs or full service maintenance on their printers. Additionally, we have a relationship with several third party vendors to provide our customers with a print management program. The print management program allows the customer to pay for their printers on a cost per page basis, which we believe is a competitive advantage for ATS and for our customers.

Additional Information

     ATS was founded as a Delaware corporation in 1995 and is headquartered in Santa Rosa, California. We were originally incorporated under the name "Manage Maintenance Systems, Inc." and on November 13, 1995 we amended our Certificate of Incorporation to change our name to "Q MATRIX, Inc." On January 3, 2005, we amended our certificate of incorporation to change our name to "American TonerServ Corp."

     After our incorporation in 1995, we merged with Critical Systems Management, Inc. (CSMI) in December 1995. CSMI was in the business of repairing and maintaining office equipment. After the merger, we commenced operating in the office equipment and repair business in Phoenix, Arizona.
We began by offering agreements to small- and mid-sized businesses to provide service for their office equipment for specific periods of time.

     On August 12, 2005, we became a reporting company under the federal securities laws. On February 14, 2006 our common stock was accepted for quotation on the OTC Bulletin Board. Our trading symbol is currently "ASVP."

     On March 16, 2006, we effected a one for one hundred (1 for 100) reverse split of the outstanding shares of our common stock. Effective August 21, 2006, we effected a ten for one (ten shares for one existing share) forward stock split of the outstanding shares of our common stock. All numbers of shares and per share amounts in this report have been adjusted to give effect to the reverse and forward splits, unless otherwise stated.

     On July 5, 2006, the Company acquired the customer list of Computech Printer Solutions, Inc ("Computech"). Computech has been engaged in the distribution of remanufactured laser toner cartridges, primarily to business customers. The Company is using the customer list to solicit sales of remanufactured toner cartridges to increase the company's sales of such products. The Company paid $30,000 in cash at closing and an additional payment of $20,000 on August 31, 2006. The Company also gave Computech a two year, non-interest bearing, convertible, contingent note in the amount of $242,000. On June 11, 2007, the Company entered into an amendment to the customer list acquisition agreement with Computech. Pursuant to the amendment, the Company paid $7,500 over a three month period. Computech also received five percent of certain gross sales through December 31, 2007. As a result of the amendment, the purchase price of the customer list was reduced by $128,000. Accordingly, the note payable was also reduced by $128,000. The conversion valuation in the amount of $16,667 was also reversed since a portion of the note is no longer convertible into the Company's common stock. At December 31, 2007 an additional adjustment of $18,300 was made to reduce the contingent note payable to zero per the terms of the amended agreement. This note had been paid in full as of December 31, 2007.

     On August 26, 2006, the Company entered into a Customer List Purchase Agreement with Laser Cartridge Recharge Systems, Inc. in which the Company acquired Laser Cartridge Recharge Systems' list of customers and related information for $104,000. The terms of the agreement included a $5,000 down payment and monthly payments of 25% of gross sales for year one and 20% of gross sales for year two. These payments assume annual gross sales of $220,000. In August 2007, management determined that the value of the Laser Cartridge Recharging Services customer list should be reduced by $89,115 based on a reduction of the estimated future amount of revenues generated by this list. Accordingly, the note payable was also reduced by $89,115 to reflect the estimated future payments remaining on the note. The note balance was $2,161 at December 31, 2007.

     On December 20, 2006, the Company entered into a Customer List Purchase Agreement ("Agreement") with Brody Enterprises, which had been doing business as "Sun Products," pursuant to which the Company acquired Brody Enterprises' list of customers and related information. Brody Enterprises has been engaged in the distribution of remanufactured laser toner cartridges, primarily to business customers. The Company is using the customer list to solicit sales of remanufactured toner cartridges to increase the Company's sales of such products. The Company gave Brody Enterprises a three year non-interest bearing note in the amount of $800,000 with four annual payments of $200,000 beginning on January 2, 2007. On January 2, 2007 the Company made its first payment of $200,000. On January 14, 2008 the Company paid Brody Enterprises $50,000 as a partial payment on $200,000 due on January 2, 2008 and a $5,000 extension fee. On February 8, 2008, the Company paid Brody Enterprises $150,000 to satisfy the remaining balance that was due on January 2, 2008.

     On April 1, 2007 the Company purchased certain assets of Optima Technologies, Inc. ("Optima"). Optima Technologies has been engaged in the business of print management, printing supplies and repair service since 1987. Optima's business model is consistent with the Company's stated acquisition targets. As consideration for the purchase of Optima, ATS paid approximately $2,550,000 in cash and promissory notes, a portion of which will be convertible into stock of ATS.

     On December 28, 2007 the Company purchased certain assets of Tonertype of Florida, LLC ("Tonertype"}. Tonertype has been engaged in the business of print management, printing supplies and repair service since 1995. Tonertype's business model is consistent with the Company's stated acquisition targets. As consideration for the purchase of Tonertype, ATS paid approximately $4,000,000. The consideration paid included $1.5 million in cash and approximately $2.5 million in promissory notes, a portion which will be convertible into stock of ATS.

     On March 3, 2007, the Company established NC TonerServ, LLC, a wholly-owned subsidiary of ATS, in Morrisville, North Carolina. The Company hired 7 personnel and granted options to four key employees for 75,000, 45,000, 5,000 and 5,000 shares of common stock, respectively. These options have an exercise price of $0.25 per share and vest over a four year period.

BUSINESS

     American TonerServ purchases re-manufactured toner cartridges from a number of selected re-manufacturers and re-manufactures some cartridges in our own facilities. The products cover a wide base of laser printers, including all major makes and models and monochrome and color. Historically, re-manufacturers have provided us with base pricing that is at or below current distributor pricing. Upon placing an order with the re-manufacturer, the product is either dropped shipped to the end user or sent to an ATS warehouse. This enables American TonerServ to minimize the need for inventory warehousing. Products are private labeled and packaged per our instructions. We do not rely on any one or a selected number of re-manufacturers nor do we have long-term contractual arrangements with these re-manufacturers. Management believes that there is a significant number of companies that can provide high quality laser toner compatible products at competitive prices and that our operations would not be impacted by the loss of any one supplier or suppliers.

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

SERVICE AND MAINTENANCE PROGRAMS - Our maintenance programs offer the advantages of maximizing productivity through less equipment downtime, reduced administrative costs, controlled repair costs and simplified management, all through a competitively priced service program.

PRINT MANAGEMENT - Our print management program allows us to track the actual usage on our customer's network printers by using specialized software. This program allows us to provide customers with a cost per printed page program covering supplies and repairs for their printers. We can remotely manage network printers from our regional office to provide a quicker and more efficient response.

PREFERRED PROVIDER NETWORK - Our nationwide Preferred Provider Network includes partnerships with companies that provide guaranteed response times, quality service and depth of expertise. We believe that the ability to service and support customers on a nationwide basis for all makes and models of printers on a cost effective basis sets us apart from our competitors. We generally employ our own service technicians in our hub cities and outsource elsewhere. There are no formal written agreements between American TonerServ and the Preferred Service Providers (PSPs). There is a mutual understanding as to service levels, response times and costs to be billed to us by our network.

AXON TECHNOLOGIES, INC. - In connection with the acquisition of Optima Technologies, the Company entered into a Management Agreement with Axon Technologies, Inc. ("Axon"), a non-profit organization that employs persons with disabilities. Axon distributes its products to state agencies in Florida. Under this Management Agreement, Optima will provide management services for Axon and will receive a management fee equal to 90% of the amounts received by Axon for its products.

CORPORATE STRATEGY

     Key components of our business strategy are: (1) Maintenance of high product quality through establishment and use of defined standards for the re-manufacturer suppliers; (2) Maintenance of competitive product pricing;
(3) Differentiating our toner product from the competitors by offering the innovative solution of combining service and toner; (4) Maintaining our distinctive competitive edge by offering both office equipment supplies and service nationally by utilizing and expanding our existing network of service providers; and (5) implementing a strategic marketing plan to access and increase revenue through existing distribution channels.

     Management is working to position American TonerServ to become a significant nationwide re-manufactured toner cartridge distribution company based on the following characteristics of our business:

  * QUALITY OF CARTRIDGES - Our products are lab-tested and guaranteed to be 100% compatible with the machine for which they were engineered. ATS has selectively partnered with the top compatible cartridge manufacturers in the world. Our compatible toner cartridges are made in factories certified under the International Organization for Standardization ("ISO") 9001-2000, ISO 14001, and ISTA2 Quality Systems.

  * VOLUME DISCOUNTS ON CARTRIDGES - We have established strategic relationships with several large toner re-manufacturing companies that allow us to acquire toner cartridges at very competitive pricing. Due to volume discounts, our cost to acquire re-manufactured cartridges is often less than the cost for the small independent companies to produce them. ATS volume discounts help to improve the gross margin on the businesses that we acquire. Additionally, ATS has acquired businesses that manufacture their own compatible cartridges. However, the majority of the compatible cartridges are acquired from our strategic vendors American TonerServ packages service offerings with competitively priced toner cartridges with the intention of maximizing revenue.

  * CENTRALIZED PROCESSING - We have developed a web-based, centralized process that enables us to cost effectively process toner and service orders on a scalable basis. We handle order taking, fulfillment, billing, collections, payments and customer service calls from our National Service Center. We track all product and service orders to assure timely fulfillment.

  * PREFERRED PROVIDER NETWORK - Many of the small local and regional toner cartridge companies serving business customers today are limited in their ability to service their customers outside of their geographic marketplace. American TonerServ currently offers national service capabilities through a proprietary database of service providers on all makes and models of office equipment. The Company is not currently using a vast majority of these service providers, but management believes working relationships can be reactivated as demand increases. This capability should allow significant incremental sales opportunities to existing customers with multiple locations requiring service. Management believes that American TonerServ's ability to provide access to our nationwide service to its customers will be an attractive strategic benefit to small local and regional toner cartridge companies that we target for acquisition. Our service offerings will afford the opportunity to generate additional revenues per existing client and offset marketing costs. Additional benefits include the ability to open up new markets for toner cartridge sales to larger, multi-site customers who require service as a condition for buying toner cartridges.

  * OTHER SERVICE OFFERINGS - We also provide service on a time and materials basis and service agreements on all makes and models of printers.

ACQUISITION STRATEGY

     Management believes that the compatible toner cartridge market is mature and prime for consolidation and integration. As the market continues to mature, a number of re-manufacturers and distributors will be pressured to expand their revenue and enhance profitability, leading some to consider partnering with or selling to a larger national brand. American TonerServ will offer its service capabilities, national network and service and maintenance expertise to attract partners seeking to transition their businesses.

     We are primarily targeting businesses that have $2.0 to $20.0 million in annual sales where the owner of the business would like to remain with the business and grow it after our acquisition. These businesses must be currently marketing compatible toner and ink cartridges primarily to businesses. If we locate businesses fitting our targeted profiles in the top 30 major metropolitan markets in United States, we will pursue them. Our plans call for 6 to 10 acquisitions within the next 18 months. We anticipate using a combination of cash, notes, earn-outs and stock to make the acquisitions. The acquisitions may include only the acquisition of the customer lists of such companies.

CHALLENGES FOR INDEPENDENT TONER COMPANIES - As the market continues to develop and mature, management believes that it is becoming increasingly difficult for smaller re-manufacturers to maintain profitable operations. These companies are challenged to provide all of the makes and models necessary to supply the current broad printer base. Smaller re-manufacturers have also faced significant problems with increasing cartridge design complexity. As a result, management believes that many smaller re-manufacturers are unable or unwilling to continue to invest the capital and research necessary to maintain production levels and stay current with technology changes.

PROVIDING AN EXIT STRATEGY - Our strategic market evaluation indicated that a number of the distributors have reached "burn out" as small independent distributors and would entertain a strategic business partnership or sale to a strategic buyer. Management believes that it can provide tangible benefits to these business owners and an eventual exit strategy that will be financially attractive to them. Being able to provide a gradual exit strategy through an acquisition and utilizing the Company's national service network and back office capabilities would provide tangible strategic benefit to the selling shareholders of these companies

PROFILE OF A TYPICAL DISTRIBUTOR/RE-MANUFACTURER CANDIDATE - Since 2006, the Company has focused on target acquisition candidates with revenue in the range of $250,000 to $1.5 million of annually. In 2007, the Company focused on target acquisition candidates with revenue in the range of $3.0 to $5.0 million. Going forward, the Company plans to target candidates in the $2.0 to $20.0 million annual revenue range. Our research indicates that these companies generally produce operating income on the range of 15% to 20% of revenue. They typically have been in business for up to 10 years and have fewer than 50 employees. They generally provide service on a local or regional basis. They generally have a national account base but are unable to provide service to their customers nationally. We believe that many of them are looking for an exit or merger. Additionally, ATS will focus on purchasing customer lists in the markets where we have an established base of business with existing annual revenues in the range of $500,000 to $1.5 million. This business will be rolled into the local ATS hub business with large expected synergies.

EXPECTED PROFILE OF A TYPICAL DISTRIBUTOR/RE-MANUFACTURER AFTER ACQUISITION - After we acquire a distributor or re-manufacturer, we believe that the acquired entity would phase out of the re-manufacturing process as a result of our buying power. When possible, the products are drop shipped directly from our manufacturer to the end-user to permit for low inventory expenses and elimination of delivery issues. Service is available to their national and regional accounts to provide incremental revenue growth. The product quality is usually improved by acquiring products from re-manufacturers with whom ATS has established relationships and standards. We believe that acquired companies will see significant economies of scale by turning over the administration and accounting functions to our corporate operation. The end result is expected to be an opportunity for the prior owner/team to concentrate primarily on selling and customer relations. It is through these benefits of consolidation that there is an increase in the profitability of the acquired entity.

THE MARKET FOR TONER AND INKJET CARTRIDGES

     Based on a review of available market research, management estimates that the North American market size for toner and inkjet cartridges is more than $21.0 billion and that more than 12 million desktop laser printers were shipped in 2005. Industry estimates indicate that re-manufactured compatible cartridges account for approximately $6.0 billion of total cartridge sales. Additionally, the industry expects growth in the sale of color laser toner supplies at an accelerated rate over the next five years.

     Historically, printer manufacturers such as Hewlett-Packard ("HP"), Lexmark, Canon and Epson, have coupled low priced laser printers with high-priced disposable cartridges. These manufacturer's branded replacement toner cartridges are priced at roughly one and one-half times compatible re-manufactured cartridge product prices. Printers are sold at minimal operating margins and manufacturers have profited significantly by selling disposable cartridges. It is estimated that HP owns 65% of the U.S. market share of toner and ink cartridges. It appears that HP's strategy is to introduce numerous new printers models into the market annually. This allows HP the ability to sell their OEM cartridges whereby they make good margins. It takes the remanufacturers anywhere from 6 to 18 months to be able to offer to the market place a high-quality competitive compatible cartridge. The remanufacturers need to reverse engineer the cartridges and collect an adequate supply of the original cores to produce the compatible cartridges.

     Management believes there are more than 2,000 cartridge re-manufacture companies in the United States.

  * GROWING MARKET SHARE FOR RE-MANUFACTURED CARTRIDGES - Management believes that while re-manufacturers have been steadily increasing market share during the past 10 years, a large majority of buyers for small- and medium-sized businesses are still purchasing new cartridges from the printer manufacturers. As a result, management believes that there is substantial opportunity to further penetrate this market. According to the magazine

Imaging Spectrum, compatible cartridges account from approximately 25% of the market and expect to grow to 35% by the year 2010.

  * PRICING ADVANTAGE - The competition in the laser cartridge market has increased as independent companies started refilling and rebuilding toner and ink cartridges and selling them for approximately half the price of new
cartridges.  This has allowed re-     manufacturers to gain market share at
the expense of the OEM cartridge providers. There has been significant consolidation of the cartridge remanufacturers over the past five years. The major players are Clover Technologies, MSE, NuKote, Print Rite and West Point Products.

  * THE GREEN FACTOR / ECO-FRIENDLY - The growing pro-environment or "green" focus by consumers and government agencies could help accelerate growth in market share for re-manufacturers because cartridge components are diverted from being treated as waste by re-manufacturing processes. Laser printer cartridges, inkjet printer cartridges, copier cartridges and fax cartridges - along with used cell phones (collectively called "e-waste") have been somewhat overlooked as recyclable since they are relatively new products. E-waste, however, is having an increased impact on our environment.

     ATS products help to reduce landfills, save energy, reduce long-term waste matter as a result of the following factors:

  * 100% of our compatible toner/ink cartridges are by definition recycled cartridges vs. OEM cartridges.

  * Every compatible cartridge we sell keeps approximately one half pound of waste out of landfills.

  *  Our compatible cartridges use approximately 97% recycled parts.

  * QUALITY FACTORS - The recent creation of re-manufactured product quality standards, as well as maturation of the industry segment, is expected to diminish customer concerns that re-manufactured toner cartridges are inferior to OEM products.

  * REDUCED PRINTER MANUFACTURER RESISTANCE - The biggest challenge to re-manufacturers is competing against the original equipment manufacturers. The gain of market share for the re-manufacturers has been subject to OEM resistance, including use of unfair tactics such as microchips which disable equipment or voidable warranties if non-OEM replacement cartridges are used. Both the United States and the European Union have taken legislative action against these non-competitive tactics, which creates an even playing field for re-manufacturers and distributors like ATS. Additionally, printer manufacturers focus attention on introducing new printer models on a 12- to 18-month cycle. Consequently, customers with older printers look to realize maximum value out of their capital expenditure (printers) and continue to purchase compatible supplies and request repair service.

CUSTOMERS

     During the years ended December 31, 2007 the Company, through Axon, selling products to state agencies in Florida, accounted for approximately $431,549 of our revenues, representing approximately 12% of our revenue. During 2006, one customer, Xerox Corporation, accounted for approximately $76,540 of our revenues, representing 17% of our revenues.

     We had no other customers accounting for more than 10% of our revenue. Other customers include small- and medium-sized businesses with one or more work sites operating printers, and include medical facilities, service businesses, retail establishments, government offices, and small manufacturing companies, among others.

COMPETITION

     The competition for re-manufacturers includes re-manufacturers who sell under a national brand or by a superstore retailer. These include Staples, Office Depot, Office Max and Corporate Express, among others. We believe that sales from this channel represent about one-third of the market. The rest of the market is represented by local and regional suppliers. We estimate that there are approximately 2,000 companies in the local and regional supplier marketplace. As a result, the market is highly fragmented with no company having a dominant market position. The competition for our service and maintenance business includes equipment manufacturers and local independent dealers for numerous makes and models of office equipment. Given the large number of companies that service the office equipment industry, American TonerServ competes primarily on the basis of price and service. Currently, we are not a significant competitor in this market.

     Management believes that there are two segments of the toner re-manufactured marketplace. The first segment consists of companies selling over 2,000 cartridges per month, representing about 22% of the market. The second segment consists of companies that sell less than 2,000 cartridges a month, which represents about 78% of the market.

     American TonerServ has one of the most extensive network of owned and partnered distributors and service providers in the re-manufactured cartridge and service sector in North America, to management's knowledge. Management believes there are no other companies attempting to implement a roll-up strategy in the toner cartridge market in the United States.

     The competition in the service and maintenance area is as follows:

  *  EQUIPMENT MANUFACTURERS   Equipment manufacturers such as HP, Xerox,
Canon, and others provide a high quality of service but do so at prices well in excess of American TonerServ. Additionally, manufacturers are typically focused only on their own product lines and cannot promote single source solutions without changing their focus or aligning with a company similar to American TonerServ.

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

EMPLOYEES

     We currently have 75 full time employees and 3 part time employees.

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

     During our thirteen-year operating history, we have experienced significant operating losses. Additionally, we are currently operating at a loss and are dependent on additional financing in order to continue to operate. During the years ended December 31, 2007 and 2006, we had net losses of $4,832,325 and $1,933,869, respectively. As of December 31, 2007, we had an accumulated deficit of $17,578,840. We do not believe that we can achieve profitability until we obtain additional financing and continue to implement our strategic business plan of acquiring other companies or customer lists.

WE MAY BE UNABLE TO MAKE ACQUISITIONS IN THE TONER RE-MANUFACTURER MARKET WHICH COULD FORCE THE COMPANY TO DECLARE BANKRUPTCY.

     Our business plan assumes that additional compatible toner re-manufacturing providers will be interested in partnering with us. In order for this strategy to be effective, we must be able to acquire additional companies at a reasonable valuation. Additionally, our business plan is based on the assumption that we will be able to improve gross margins and reduce the back office and other overhead and related expenses of an acquired company by at least 10% by utilizing our existing back office, systems and service capabilities. Further, we expect that future acquisitions will be for a combination of cash, promissory notes and stock consideration over a time period of as much as three years and we will depend on retaining the customers and revenues of the acquired company. There is no assurance that we will be able to make additional acquisitions under these terms. If we are unable to fully implement our business plan, we will have to consider filing for bankruptcy which could result in our shareholders losing all of their investment in our stock.

WE MAY BE UNABLE TO RAISE NECESSARY FUNDING TO CONTINUE TO OPERATE THE BUSINESS WHICH MAY LEAD TO BANKRUPTCY.

     We have encountered difficulty in obtaining funding for our operations and implementing our strategic business plan. If we are unable to raise additional funding during the next six months, we may have to consider bankruptcy. In addition, if unexpected adverse conditions such as losses of customers or judgments against us increase our cash requirements, we may not be able to continue to operate. We are currently spending approximating
$100,000 more cash per month than we bring in.   Delays in obtaining
additional financing could force us to cease operations and declare bankruptcy which could result in our shareholders losing all of their investments in our stock. If we are unable to implement our business plan, management expects that we will require approximately $3,000,000 of outside financing over the next 12 months to conduct our business as it is currently operated, which includes $1,872,000 for current notes payable.

CHANGES IN MARKET CONDITIONS COULD FORCE US TO REDUCE PRICES OR REQUIRE RETOOLING WHICH WOULD REDUCE OR ELIMINATE THE OPPORTUNITIES FOR US TO MAKE A PROFIT.

     The toner cartridge market is currently dominated by a few, very large manufacturers such as Hewlett Packard and Canon. Significant adjustments in their strategies, such as significant price reductions for new toner cartridges, implementation of new toner technologies that render re-manufacturing obsolete or require costly retooling or if they were to decide to offer private label toner products, would have a negative impact on our business strategy and cause our expected gross margins to decline. Ultimately, this could force us to declare bankruptcy which could result in our shareholders losing all of their investments in our stock.

TONER CARTRIDGE RE-MANUFACTURERS MAY BE UNABLE TO ADAPT TO NEW TECHNOLOGIES WHICH WOULD LEAD TO LOST REVENUES.

     Our strategic business plans rely on the ability of other companies' ability to continue to develop, package and supply re-manufactured toner cartridges. As printer technologies continue to evolve and change, it may be possible that a much smaller percentage of the current re-manufacturers will be able to keep pace with the printer manufacturer and make the necessary capital investments to produce quality toner replacements in a cost effective manner. Consolidation in the re-manufacturer supplier business sector and higher costs to manufacture replacement toner cartridges could cause an increase in planned costs and a decline in revenue.

WE MAY BE UNABLE TO REACTIVATE OUR PREFERRED PROVIDER NETWORK WHICH WOULD IMPAIR OUR ABILITY TO PROVIDE REPAIR SERVICE TO CUSTOMERS WHICH WOULD LEAD TO LOST REVENUES.

     Our strategic business plan includes our ability to provide printer repair and maintenance service on a nationwide basis. American TonerServ offers national service capabilities through our network of independent service providers. We are not currently using a vast majority of those service providers. If we fail to reactivate our service network as demand increases, we will not be able to provide service and lose revenues.

WE MAY BE UNABLE TO ATTRACT ENOUGH ACQUISITION CANDIDATES WHICH WOULD HAVE A NEGATIVE IMPACT ON OUR BUSINESS PLAN.

     Our strategic business plan is based upon our ability to forge strategic business relationships with compatible toner distributors. This will require us to identify structure and close business partnerships and acquisitions with companies with which we have no affiliation today. Our strategic business plan requires that we strictly adhere to financial and customer retention requirements in order to make the transactions attractive to our potential partners or acquisition candidates. Although we have completed three small acquisitions of customer lists and two asset purchase agreements with companies engaged in the business of print management, printing supplies and repair service, we will need to make additional acquisitions to fully implement our business plan. We have not entered into any new letters of intent with any potential acquisition candidates, and have not specifically identified terms and conditions that would be acceptable to possible acquisition candidates. If we fail to attract and acquire additional suitable businesses, we will not achieve profitability and will be unable to continue in business.

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

WE PLAN TO SELL ADDITIONAL COMMON TO RAISE CAPITAL WHICH WOULD HAVE A DILUTIVE AFFECT TO EXISTING SHAREHOLDERS.

     We plan to raise additional funds through the issuance of common stock to help finance our strategic business plan. If we are successful selling our common stock the ownership interests of our existing shareholders would be diluted, and shareholders could be adversely affected because the amount available for dividends, if any, on each share would decrease; the relative voting power of each previously outstanding share would be decreased; and the market price of shares may decline.

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS HAVE SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The report of our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the years ended December 31, 2007 and 2006, states that the Company has suffered recurring losses from operations resulting in an accumulated deficit of $17,578,840. Current liabilities exceed its total current assets at December 31, 2007 by $2,121,624, which raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

WE MAY NOT BE ABLE TO IMPLEMENT SECTION 404 OF THE SARBANES-OXLEY ACT ON A TIMELY BASIS.

     The SEC, as directed by Section 404 of the Sarbanes-Oxley Act, adopted rules generally requiring each public company to include a report of management on the company's internal controls over financial reporting in its annual report on Form 10-KSB that contains an assessment by management of the effectiveness of the company's internal controls over financial reporting. In addition, the company's independent registered accounting firm must attest to and report on management's assessment of the effectiveness of the company's internal controls over financial reporting. This requirement will first apply to our annual report on Form 10-K for the fiscal year ending December 31, 2008. We have begun developing our Section 404 implementation plan. How companies should be implementing these new requirements including internal control reforms to comply with Section 404's requirements and how independent auditors will apply these requirements and test companies' internal controls, is still reasonably uncertain. During Management's evaluation of the effectiveness of internal controls, certain significant deficiencies and other deficiencies that are considered to be material weaknesses were identified. We expect that we may need to hire and/or engage additional personnel and incur incremental costs in order to complete the work required by Section 404. We can not assure you that we will be able to complete a
Section 404 plan on a timely basis. Additionally, upon completion of a
Section 404 plan, we may not be able to conclude that our internal controls are effective, or in the event that we conclude that our internal controls are effective, our independent accountants may disagree with our assessment and may issue a report that is qualified. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could negatively affect our operating results or cause us to fail to meet our reporting obligations.

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

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently has four facilities. Our headquarters are located at 420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403. The office space is approximately 3,700 square feet. The current annual lease amount is $76,000 and the lease expires November 30, 2012.

     Our Optima Technologies, LLC subsidiary has a facility located at 6041 Siesta Lane, in New Port Richey, FL. The office and warehouse space is approximately 5000 square feet. The current lease amount is $5,435 and is a month to month lease.

     Our Tonertype LLC subsidiary has a facility located at 5313 Johns Road, Ste. 210 Tampa, FL. The office and warehouse space is approximately 13,100 square feet. The current annual lease amount is $80,000 and expires in June of 2012.

     Our NCTonerServ, LLC subsidiary has a facility located at 1109 Copeland Oaks Drive in Morrisville, NC. The office space is approximately 2,500 square feet. The current annual lease amount is $24,750 and expires in February of 2010.

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

     In the past, we have been subject to claims arising in the ordinary course of business, primarily vendor disputes. We settled certain overdue claims from certain service providers during the year ended December 31, 2007. There are currently no such claims outstanding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On October 11, 2007, the holders of a majority of the outstanding shares of the Series C Convertible Preferred Stock ("Series C Stock") the Company approved the conversion of all of the Series C Stock into shares of the Company's Common Stock. The terms of the Series C Stock included a provision that the Series C Stock would automatically be converted into Common Stock upon the approval of the holders of a majority of the Series C Stock outstanding. As a result of the conversion of the Series C Stock, a total of 19,528,560 shares of Common Stock were issued to the holders of the Series C Stock as a result of the conversion.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Prior to this offering, there has been only a very limited market for our common stock. We cannot assure you that a trading market for our shares will continue. Our common stock is quoted on the OTC Bulletin Board under the trading symbol "ASVP." Quotations were first entered on the OTC Bulletin Board on or about October 13, 2006. The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the OTC Bulletin Board for the periods indicated:

     QUARTER ENDED                           HIGH       LOW
     -------------                           -----     ------

     December 31, 2006                      $ 0.51     $ 0.20

     March 30, 2007                           0.53       0.35
     June 30, 2007                            0.84       0.37
     September 30, 2007                       0.35       0.20
     December 31, 2007                        0.30       0.16


Approximate Number of Holder of Common Stock

     On March 11, 2008 there were approximately 300 holders of record of our common stock.

Dividends

     We have not paid any cash dividends since our inception and do not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of our business.

Recent Sales of Unregistered Securities

     There were no sales of unregistered securities that have not been reported in the Company's reports on Form 8-K and 10-QSB during the year ended December 31, 2007.

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

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges. The revenue is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components in accordance with EITF 00-21, "Revenue Arrangements with Multiple Deliverables". The cartridge portion is recognized after shipment at the same price as a "cartridge only" sale. The service component is deferred and recognized on the earlier of actual cartridge use or ninety days (the maximum term of the service offering with each cartridge).

     Goodwill and Intangible Assets Acquired. Goodwill and other intangible assets related to the Company's customer list and asset purchases are accounted for in accordance with Statement of Financial Accounting Standards ("FAS") No. 142, Goodwill and Other Intangible Assets ("FAS 142"). The Company has entered into three purchase agreements to acquire customer lists in the past. The Company accounts for the purchase of customer lists at cost, net of discounts, if any, less accumulated amortization. These customer lists are amortized using the straight line method over an estimated useful life of seven years. The Company did not enter into any customer list purchase agreements during the year ended December 31, 2007. The Company has entered into two asset purchase agreements to acquire certain assets of two printer service companies. These acquisitions closed on April 1, 2007 and December 28, 2007, respectively. Goodwill is not amortized but tested for impairment annually. The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

     Valuation Allowance. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required. Our allowance for doubtful accounts as of December 31, 2007 was $35,224.

     Stock-Based Compensation. In assessing the fair value of option and warrant grants to employees and consultants, we have valued these instruments based on the Black-Scholes-Merton model which requires estimates of the volatility of our stock and the market price of our shares. On January 1, 2006, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 123R (revised 2004), "Share-Based Payment" ("FAS 123R"), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise. The statement eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and generally requires that such transactions be accounted for using a fair-value-based method and
recognized as expenses in its statements of operations.   The Company adopted
FAS 123R using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. The Company's financial statements as of and for the year ended December 31, 2007 reflect the impact of adopting FAS 123R. There was no impact from the adoption of FAS 123R as the Company had accelerated vesting for unvested options effective December 31, 2005.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical data does not yet exist for the Company's stock. The risk free interest rates were determined by the rates of the 5 and 7 year treasury bill on the grant date of the options. The expected term was determined in accordance with Staff Accounting Bulletin No. 107.

     The Company accounts for restricted stock and options granted to non-employees in accordance with EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company records the fair value of such restricted stock and options as deferred compensation at the date of issuance and recognizes compensation on a straight-line basis over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period in the statement of operations.

     Warrants and Detachable Warrants. As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of shares is unknown, pursuant to EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the estimated fair value of the warrants at the date of issuance is recorded as a warrant liability on the balance sheet. The Company records the warrant liability at fair value at the end of each reporting period with changes recorded in earnings. At the time the warrants are exercised or the number of shares are known the liability is reclassified to equity to reflect the increase in shares outstanding. The Black-Scholes-Merton option pricing method is used to value the warrants and detachable warrants upon the date of issuance and at each balance sheet date for warrant liabilities.

     Income Taxes. The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred income tax assets. The valuation allowance reduces deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax assets that more likely than not will be realized. Due to the significant increase in common stock issued and outstanding in 2007 and 2006,
Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses.

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the years ended December 31, 2007 and 2006, and the related notes, contained in the Company's Registration Statement on Form SB-2 and in conjunction with the audited financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Year Ended December 31, 2007 and 2006

     Revenue. Revenue for the year ended December 31, 2007 was $3,630,531 as compared to $456,433 for the year ended December 31, 2006. The increase of $3,174,098 or 700% in revenue in the year ended December 31, 2007 was primarily due to asset purchase agreement with Optima Technologies, LLC on April 1, 2007.

     Revenues from the sale of toner cartridges increased by $2,936,110 for 2007 as compared to 2006 due primarily to the asset purchase of Optima Technologies, LLC. Revenues from service increased by $237,988 due to the acquisition of Optima Technologies, LLC.

     During the year ended December 31, 2007, American TonerServ employed a Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Corporate Development and Strategy and a Senior Vice President of Sales and Marketing. The Company also employed a Vice President of Operations, Director of Sales, an Accounting Supervisor, two customer service representatives, a billing specialist and a service network manager. The Company also employed 56 additional employees located in its Florida operations, Optima Technologies, LLC and Tonertype LLC. During 2007 we continued implementing our new business strategy. The Company anticipates that it will generate significant new revenue as it continues to implement its new business strategy and plan. However, there can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to continue executing its business plan.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for the year ended December 31, 2007 was $1,025,183 as compared to $194,331 for the year ended December 31, 2006. The gross profit margin in 2007 was 28% compared to a gross profit margin for 2006 of 43%. The lower gross margin was primarily attributable to the acquisition of Optima and the lower gross margins associated with its service revenues.

     Salaries and Wages. Salaries and Wages expenses were $1,768,024 and $580,560 for the years ended December 31, 2007 and 2006, respectively. The $1,187,464 increase was due, primarily to the management team's salaries beginning January 1, 2007, stock related compensation to employees of $202,942 and the addition of 33 employees from Optima Technologies.

     Professional Fees and Services. Professional Fees and Services expenses were $1,346,706 and $982,493 for the years ended December 31, 2007 and 2006 respectively. This $364,213 increase was primarily due to an increase in professional fees related to the Company's Investor Relations program with After Market Support LLC (AMS). The fees related to AMS were $271,500 in the form of restricted stock. Legal and accounting fees also increased.

     Sales and Marketing. Sales and marketing expenses were $287,616 and $87,990 for the years ended December 31, 2007 and 2006, respectively. The $199,626 increase was primarily due to sales commissions paid to Independent Sales Partners (ISP's.)

     Bad Debt. Bad debt expenses were $36,356 and $0 for the years ended December 31, 2007 and 2006, respectively. The increase was due to establishing a bad debt allowance of $23,000 after the purchase of Optima and direct bad debt write-offs of $13,356.

     General and Administrative. General and Administrative expenses were $1,334,711 and $239,145 for the years ended December 31, 2007 and 2006 respectively. The $1,095,566 increase was primarily due to the acquisition of Optima Technologies. The management agreement between Azaria and Optima accounted for $354,817 of this increase along with increased business volume relating to the Company's acquisitions of customer lists from toner distributors.

     Amortization Expense. Amortization expenses were $338,173 and $11,503 for the years ended December 31, 2007 and 2006, respectively. The $326,670 increase was primarily due to the customer list acquisition of Sun Products in December 2006 and the acquisition of certain assets of Optima on April 1, 2007.

     Net Loss. The net loss for the year ended December 31, 2007 and 2006 was $4,832,325 and $1,933,869 respectively. The increase in the net loss of $2,898,456 was primarily attributable to an increase in salaries and wages of $675,000 with the hiring of the management team, additional professional fees of $364,213 relating to the Company's business plan being implemented for a full twelve months as compared to the last six months of 2006 and a full year of General and Administrative costs and support staff for 2007. Additionally, the Optima acquisition had a $1,074,456 loss for the year ended December 31, 2007, which included $203,463 in amortization expense, $131,073 in interest expense, $20,335 in depreciation expense, $68,500 in inventory impairment allowance and $23,000 in bad debt allowance.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. Net loss per share in 2007 was $(0.16) compared to a loss of $(0.17) in 2006.

     Liquidity and Capital Resources

     At December 31, 2007, the Company had a working capital deficit of $2,121,624, including cash and equivalent balances of $60,196 up from a working capital deficit balance of $572,067 at December 31, 2006 including cash and equivalent balances of $171,220. The change in working capital, and cash and equivalent balances, was primarily affected by the Company's operating losses and short-term loan obligations offset by the financing from the common stock and warrants.

     Accounts receivable increased by $1,226,408, from $100,483 at December 31, 2006 to $1,326,891 at December 31, 2007. This increase was due to the Optima and Tonertype acquisitions.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $723,817 at December 31, 2006 to $1,767,997 at December 31, 2007. This
increase was due to the Optima and Tonertype acquisitions. Included in these balances are $204,512 of long outstanding payables due to independent service providers.

     The Company has entered into no derivative financial instrument arrangements at December 31, 2007, other than warrants issued in connection with convertible notes payable, notes payable and a common stock offering.

     The Company has entered into certain transactions relating to its Convertible Note Offering and its acquisitions of Optima and Tonertype which contain financial instruments that are classified as derivative instruments in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" and EITF Issue No. 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled In, A Company's Own Stock."

     During the year ended December 31, 2007, the Company raised a total of $6,315,414 consisting of (1) $125,000 in gross proceeds from a private offering of Units consisting of a convertible note and warrants, (2) $2,688,247 in gross proceeds from a private offering of Units consisting of Preferred Series C shares and (3) $3,502,167 in gross proceeds from a private offering consisting of common stock and warrants. The notes bear interest at the simple rate of ten percent (10%) per year, payable monthly. The notes are due and payable in full two years from the date of issuance. Each unit includes a warrant to purchase shares of our Common Stock. The number of shares that may be purchased pursuant to each warrant will equal approximately 30-40% of the number of shares a holder would receive if the holder converted their notes into shares of the Company's common stock. The notes may be converted, at the option of the holder, into shares of our Common Stock upon the occurrence of a Private Investment in a Public Entity offering ("PIPE offering") undertaken by the Company that raises a minimum of

$3.0 million. The price at which the note may be converted into Common Stock will be the average price at which the first $1.0 million of Common Stock is sold in a PIPE offering, as defined in the note.

     In December 2007, the Company raised $327,500 in notes payable consisting of 200% warrant coverage. For every dollar of the note the holder will receive 2 warrants which expire within five years of the issuance of the notes. These notes are short-term with $102,500 being due on January 28, 2008 and $225,000 being due on March 28, 2008. The note payable for $102,500 was paid on January 28, 2008. Notes totaling $150,000 that were due March 28, 2008, were exchanged for Units in the Company's current private offering for common stock and warrants.

     The Company currently has no external sources of liquidity.

     During the year ended December 31, 2007, the Company used $2,805,345 in cash from operations. The cash flows were used primarily to finance the Company's continued losses from operations. The Company does not expect to generate sufficient cash from operations to meet its capital requirements in the short term, which makes the Company's ability to continue as a going concern doubtful.

     During the year ended December 31, 2007, the Company used $2,554,943 in cash from investing activities. The cash flows were used primarily to complete the acquisitions of certain assets of two companies in the printer supplies and service industry.

     During the year ended December 31, 2007, the Company received $5,249,264 in cash from financing activities. These cash flows were primarily from $2,575,000 for the issuance of preferred stock, $2,171,840 from the issuance of common stock, $755,000 from the issuance of notes and convertible notes and $645,000 from shareholder advances.

     During the year ended December 31, 2006, the Company used $601,456 in cash from operations. The cash flows were used primarily due to finance the Company's continued losses from operations and ongoing costs incurred to position the Company as a public entity.

     During the year ended December 31, 2006, the Company used $79,036 for investing activities. The cash flows were used to pay down notes payables related to customer lists and to purchase property and equipment.

     During the year ended December 31, 2006, the Company received $839,938 primarily from the issuance of $385,000 in preferred stock and $500,000 from the issuance of convertible notes payable.

     The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2007.

                                            Less Than                              After
Contractual Obligations           Total      1 Year      1-3 Years   4-5 Years   5 Years
-----------------------        -----------  ----------  -----------  ---------   ---------
Notes Payable                  $3,499,433   $2,218,033  $1,281,400   $    -      $   -
Convertible Notes Payable       1,143,750      218,750     925,000        -          -
Interest on convertible notes
 payable                           20,000       18,542       1,458        -          -
Facilities and Property Leases    686,794      159,659     449,260      77,874       -
Unfulfilled Purchase Orders         4,549        4,549        -           -          -
                               ----------   ---------   ----------   ---------   --------
Total Contractual Obligations  $5,354,526   $2,619,533  $2,657,118   $  77,874   $   -
                               ==========   ==========  ==========   =========   ========




     Subsequent Events

     On January 22, 2008, the Company entered into consulting agreements with Chuck Mache, Chairman and Thomas H. Hakel, Director for $5,000 per month. These agreements are cancelable with 30 days notice.

     On January 24, 2008, the Company converted $300,000 of a $960,000 line of credit available for Stand By Letters of Credits (SBLC's) into cash for working capital purposes. The line of credit has an interest rate of 7.5% and is due and payable on June 30, 2008.

     On January 25, 2008, the Company granted 75,000 options to an employee. These options have an exercise price of $0.25 per share with a four year vesting schedule.


     On March 3, 2008 the Company established NC TonerServ, LLC and opened a new office in Morrisville, North Carolina with 7 employees to begin selling printer supplies and services to businesses. The Company granted 75,000, 45,000, 5,000 and 5,000 options to four key employees. These options have an exercise price of $0.25 per share with a four year vesting schedule.

     On March 5, 2008, the Company received a loan from Rob Gutierrez for $100,000 with 10% interest and due in thirty days.

     On March 5, 2008, the Company issued Rob Gutierrez 150,000 options in exchange for consulting work. These options have an exercise price of $0.25 per share and vest equally over 24 months.

     On March 6, 2008, the Company amended its original termination agreement dated October 22, 2007 with Dinosaur Securities. The Company issued 750,000 warrants to Dinosaur Securities in lieu of the 600,000 shares originally agreed upon as settlement.

     On March 6, 2008 the Company terminated its relationship with After Market Support LLC (AMS) and Keating Investments. As part of the termination AMS and certain related persons returned 3,000,000 common shares that were sold as part of the agreement.

     On March 25, 2007, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC"). to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services. As compensation for MFC's services, they will receive shares of the Company's common stock valued at $500,000.

     During the period from January 2008 to March 2008, the Company raised $1,250,000 from 12 accredited investors related to the Company's Common Stock and Warrants offering.

     Business Outlook, Risks and Uncertainties

     Economic Uncertainties

     The current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for the year ending December 31, 2008 and its ability to continue as a going concern.

     Sufficiency of Working Capital

     As of December 31, 2007, the Company had a net working capital deficit of $2,121,624. The Company has inadequate financial resources to sustain its business activities. The Company has no ability to generate positive cash flows from operations.

     During 2007, the Company received $6,315,414 in proceeds from private offerings, of which $125,000 came from Convertible Note Offerings, $2,688,247 came from the Preferred Series C Offering and $3,502,167 cam from the Common Stock and Warrants Offering. These proceeds are being used for working capital and acquisitions.

     During the period from January 2008 to March 2008, the Company raised $1,250,000 from 12 accredited investors related to the Company's Common Stock and Warrants offering.

     The Company estimates that it will need to raise an additional $3,100,000 during the next 12 months to meet its minimum capital requirements, which includes approximately $1,872,000 in current notes payable due. There can be no assurance that the Company will be successful in obtaining the required financing. Thus, there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing.

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

     Convertible Notes and Notes Payable

     The Company has $4,643,183 in notes payable at December 31, 2007. The Company has inadequate financial resources to meet the repayment terms of its convertible notes payable. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. To the extent that the Company has or continues to issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

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

ITEM 7.  FINANCIAL STATEMENTS.

     The financial statements are set forth on pages F-1 through F-39 hereto.

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

ITEM 8A(T).  CONTROLS AND PROCEDURES.

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

Internal Control over Financial Reporting.

     Management's Annual Report on Internal Control over Financial Reporting.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-KSB a report on management's assessment of the effectiveness of our internal control over financial reporting.

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including Daniel J. Brinker and Ryan Vice, our Chief Executive Officer and Chief Financial Officer, respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting based upon the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). During Management's evaluation of the effectiveness of internal controls, Management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

     The Company's material weaknesses in internal controls related to reconciliation on significant accounts not being performed and reviewed on a timely basis, significant account estimates and judgments not having sufficient supporting documentation, accounting policies not properly documented, communicated and applied consistently across business units and accounting periods, existing procedures and controls are not effective in ensuring that all transactions are properly recorded and in the appropriate accounting period and journal entries were not independently reviewed, validated, authorized and property recorded in the appropriate accounting period.

     Management believes that the reason for this is the lack of accounting staff which results in a lack of segregation of duties necessary for an effective system of internal control. The material weaknesses identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company's financial statements for the current reporting period.

     Management has already hired one qualified staff accountant and has currently begun recruiting for a divisional controller for its Florida operations. Management is committed to ensuring that proper internal controls are in place and operating effectively and believe that additional accounting personnel will be required to make sure the Company is adequately staffed as it grows through acquisitions.

     This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

     During the course of the audit for the years ended December 31, 2007 and 2006 certain significant deficiencies and other deficiencies that are considered to be material weaknesses were identified. Management has already begun to hire the necessary accounting personnel to make sure the Company is adequately staffed as it grows through acquisitions. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION.

     None

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The Directors and Executive Officers of American TonerServ are as follows:

        Name             Age                Positions and Offices Held
--------------------     ---      ------------------------------------------

Chuck Mache              51       Chairman of the Board

Daniel J. Brinker        51       Director, President and Chief
                                  Executive Officer

William A. Robotham      66       Director

Thomas Hakel             48       Director and Secretary

Steven R. Jensen         46       Director

Aaron L. Brinker         32       Chief Operating Officer

Andrew A. Beaurline      56       Senior Vice President of Corporate
                                  Development and Strategy

Michael V. Ducey         56       Senior Vice President of Sales and
                                  Marketing

Ryan Vice                36       Chief Financial Officer

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

     CHUCK MACHE, CHAIRMAN OF THE BOARD - Chuck Mache was elected as a Director of the Company on November 29, 2007. On January 8, 2008 Mr. Mache was elected as Chairman of the Board. Mr. Mache has spent a quarter-century selling, managing, building, and leading sales organizations, with a specialty in highly competitive industries. He used his breakthrough sales approach to lead the transition of Benchmark Lending Group from a mortgage broker to a full mortgage bank, and dramatically increased both the number and size of loans in a short period, turning the company into a mid-size player in the California market. As Executive Vice President of Sales for American Home Shield, Mache grew revenues from $6M to $100M in ten years, formed strategic partnerships with other market leaders, such as Coldwell Banker and Prudential, and restructured sales teams during acquisitions.

     DANIEL J. BRINKER, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER - Mr. Brinker has been a Director of American TonerServ since 1995 and served as Chairman of the Board from November 2005 to January 2008. Since November 2005, he has served as President and CEO of the Company. He currently devotes full time to our business. From 2002 to October 2005, he was a business consultant and served as President of ASKM Enterprises, Inc., his consulting firm. Mr. Brinker served as President of ATS from 1995 to 2002.
He has over twenty years of experience as a principal, operating officer and financier of financial and other service businesses, and technology companies. Mr. Brinker has extensive operational, financial and/or senior management experience with a number of financial services companies including American Home Shield (a publicly traded company) and Benchmark Lending Group.

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

     STEVEN R. JENSEN, DIRECTOR - Mr. Jensen has been a Director of the Company since August 13, 2007. He was the founder and CEO of Optima Technologies, LLC, from which the Company purchased certain assets on April 1, 2007. Mr. Jensen still serves as the managing member of Azaria Management Group, L.L.C. (the new name for Optima Technologies, L.L.C.) which has been engaged in the business of print management, printing supplies and repair service since 1987. Mr. Jensen received a Bachelors Degree in Accounting from the University of Miami in 1985. Mr. Jensen has extensive industry experience and knowledge as he has been in print management & supplies industry for over 20 years. Mr. Jensen earned his Bachelor of Science from Miami University in Ohio where he majored in both Accounting and Finance. After college, Mr. Jensen completed pilot training in the United States Air Force.

     AARON L. BRINKER, Chief Operating Officer - Mr. Brinker became Chief Operating Officer of the Company in July 2006. Since 2004, Mr. Brinker has been the founder and General Partner of MAS Enterprises, GP, which successfully opened and manages two Fantastic Sams franchise hair salons in the East Bay area of San Francisco. Fantastic Sams is the world's largest full service hair care franchise with salons located throughout the United States, Canada, Singapore, Taiwan and Japan. From 1998 to 2004, Mr. Brinker served as a Director of SVB Capital. SVB Capital is the private equity arm of SVB Financial Group (Nasdaq: SIVB), a $4 billion financial services firm serving companies in the technology, life science, private equity and premium wine markets. Mr. Brinker helped raise, invest, and manage SVB Capital's first two venture capital funds in excess of $385 million. From 2002 to 2005, Mr. Brinker also served as Board Member and Treasurer of Friends for Youth, a non-profit organization dedicated to providing youth mentoring services. He also volunteers as a wish grantor for Make-A-Wish Foundation, which grants the wishes of children with life-threatening medical conditions. Mr. Brinker earned a Bachelor of Science degree in Finance from Santa Clara University in 1998.

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

     MICHAEL V. DUCEY, SENIOR VICE PRESIDENT OF SALES AND MARKETING - Mr. Ducey became Senior V.P. of Sales and Marketing on May 14, 2007. Mr. Ducey is an Imaging Supply Industry veteran who has spent the last ten years in a variety of Executive Sales Management positions at Nukote International. Over the last two years, Mr. Ducey has served as Senior Vice President-Sales and New Business Development, focusing his team in developing the Imaging Supply Reseller Channel. Mr. Ducey was previously Vice President of the Imaging Solutions Division, where he led his team in the management and development of Nukote's OEM business. From 1974 -1997, Mr. Ducey held several management positions at Standard Register, including Product Manager, National Account Manager, and Regional Manager. His extensive experience at Standard Register included training and leading sales organizations in the pursuit and closing of end-user accounts and developing long term relationships. During this time at Standard Register, he developed expertise selling into the Healthcare and Financial markets. Mr. Ducey brings an extensive and knowledgeable background in the Imaging Supply Reseller Channel and to the End-User. Mr. Ducey graduated from Illinois State University in 1974 with a degree in Business Administration.

     RYAN VICE, Chief Financial Officer - On July 7, 2006, the Board of Directors elected Ryan Vice to serve as Chief Financial Officer of the Company. Mr. Vice has over 12 years of experience in corporate finance, accounting and business development. From 1999 to 2006, Mr. Vice was the corporate controller and primary financial officer for North Bay Corporation, a refuse and recycling company, with over 20 subsidiaries and over 150,000 customers. Mr. Vice oversaw all aspects of the accounting and finance functions of the company including budgeting, forecasting and preparing the consolidated financial statements of multiple operating companies. From October 1996 to April 1999, Mr. Vice practiced public accounting with Pisenti
& Brinker LLP.   He is also the founder and part-owner of four other small
businesses. Mr. Vice is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants. Mr. Vice is also a Real Estate Broker licensed by the California Department of Real Estate and a member of the National Association of Realtors. Mr. Vice earned his Bachelor of Science in Finance from California State University, Sacramento in 1995.

     Our Executive Officers hold office until the next annual meeting of the Board of Directors. There are no known arrangements or understandings between any Director or Executive Officer and any other person pursuant to which any of the above-named Executive Officers or Directors was selected as an Executive Officer or Director.

     The Company has determined that Chuck Mache, Thomas Hakel and William Robotham are independent directors as defined under the rules used by the NASDAQ Stock Market. However, Thomas Hakel, who serves on the audit committee, does not currently meet the independence requirements for audit committee members under the rules used by the NASDAQ Stock Market.

     The Board of Directors currently has an audit committee and a compensation committee. William Robotham and Thomas Hakel are the members of the audit committee. William Robotham, Thomas Hakel and Chuck Mache are members of the compensation committee. The audit committee is chaired by William Robotham and the compensation committee is chaired by Thomas Hakel. The Board of Directors has determined that William Robotham is an "audit committee financial expert" as defined in Item 407(d)(5) of SEC Regulation S-
B.  The Company does not currently have charters for either of it committees.

ADVISORS

     The following persons have agreed to assist the Company on an advisory basis.

     GENE KLEIN, CHAIRMAN - Mr. Klein is the Chief Executive Officer of BarkerBlue Digital Imaging, Inc. (BarkerBlue), a document management and print company servicing the San Francisco Bay Area, where Mr. Klein has been since 1979. In 2000, BarkerBlue became the first reprographics company in Northern California to successfully host an online blue print plan room for the Aluminum Extruders Council industry. This changed the paradigm for Mr. Klein's peers in the reprographics industry, as it forced them to expand their core competence from printing to digital document management. Mr. Klein was instrumental in developing the technology into a system-wide standard within ReproMAX, the world's leading Network of wide-format technology experts, which allowed the organization to become the first successful distribute-and-print network of building plans and specifications. Mr. Klein is a past Chairman of ReproMAX and is currently on its Board of Directors. Mr. Klein has been a member of the IRgA (International Reprographic Association) since 1980 and a member of PIA (Printing Association of America) since 1984. Mr. Klein is the immediate past Chairman of the Board of the San Mateo Area Chamber of Commerce. Mr. Klein graduated from Stanford University with a Bachelors of Arts degree in English Literature in 1979.

     HENRY MANAYAN - Currently, Mr. Manayan is the President and General Counsel of Transpacific Capital Corporation, a finance and investment company based in the Silicon Valley area of California. He is also a board director, officer and legal counsel to several hi-tech companies and organizations.
Mr. Manayan has served as Executive Director of CultureCom Holdings Ltd. since September 1999. Mr. Manayan is a lawyer and management consultant based in Silicon Valley, California. Mr. Manayan served three-terms as the Mayor of the City of Milpitas, California, the first Asian-American ever elected to the position. Mr. Manayan was educated at Syracuse University, Oxford University (Great Britain), Yale-in-China College, Golden Gate University Graduate College of Banking and Finance, and received his Juris Doctor from University of Santa Clara School of Law. Mr. Manayan also completed post-graduate work at the London Business School and Harvard University. Mr. Manayan has been a college professor and lectures at the University of Washington (Seattle, Washington). Mr. Manayan's experience includes commercial real estate development in five Western States and investment banking. He was one of the original co-founding Directors of ViaGold Capital, Ltd., and helped to take it public on the Australian Stock Exchange in 1997.

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

     PAUL FRIDRICH - Mr. Fridrich is currently the President and CEO of CyberCopy, a leading provider of document management and distribution in Ventura County, California. Mr. Fridrich has held this position since he founded the company in 1997. Prior to CyberCopy, Mr. Fridrich founded Westlake Graphics, where the rapid growth he engineered resulted in the company's inclusion on the "Inc. 500" list, signifying its place among the fastest growing privately owned companies in the nation. He was educated in his native Slovakia in the field of petro-chemical engineering. He also serves on the Board of Directors of ReproMAX, the international network of independently owned reprographic companies and is a member of PIA (Printing Industry Association) and IRgA (International Reprographic Association).

SECTION 16(A) BENEFICIAL REPORTING COMPLIANCE

     Not Applicable.

CODE OF ETHICS

     The Company's Code of Ethics and Business conduct was filed as Exhibit 14 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005. It is also available on our website at www.americantonerserv.com.

ITEM 10.  EXECUTIVE COMPENSATION.



                                           SUMMARY COMPENSATION TABLE
----------------------------------------------------------------------------------------------------------------
                                                                               Non-
                                                                   Non-Equity  qualified
                                                                   Incentive   Deferred
                                                                   Plan        Compen-     All Other
Name and                                     Stock      Option     Compensa-   sation      Compen-
Principal                             Bonus  Awards(1)  Awards(1)  tion        Earnings    sation       Total
Position            Year  Salary ($)  ($)   ($)         ($)        ($)                     ($)         ($)
------------------  ----  ----------  ----  ----------  ---------  ----------  ----------  ----------  --------
Daniel J. Brinker,  2007 $176,539      -    $  -        $21,187(2)     -           -       $ 7,200(3)  $204,926
 CEO                2006 $ 30,000(4)        $90,517     $ 8,566        -           -       $   -       $129,083

Aaron L. Brinker,   2007 $137,308      -    $  -        $ 6,538        -           -       $ 9,000(3)  $152,846
 COO                2006 $ 23,333(4)        $72,414     $ 3,269        -           -       $12,000     $111,016

Ryan P. Vice, CFO   2007 $ 95,192      -    $ 7,500     $ 4,704        -           -       $ 4,200(3)  $111,596
                    2006 $ 15,000(5)        $ 1,875     $ 2,352        -           -       $12,000     $ 31,227

Andrew Beaurline,   2007 $176,539      -    $  -        $93,026        -           -       $ 7,200(3)  $276,765
 VP of Corporate    2006 $ 58,000           $  -        $31,009        -           -       $70,000(6)  $159,009
 Development

Michael V. Ducey,   2007 $ 89,423      -    $  -        $20,417        -           -       $  -        $109,840
 VP of Sales &      2006 $   -              $  -        $  -           -           -       $  -        $  -
 Marketing
----------------------------------------------------------------------------------------------------------------



(1) The value for Stock Awards and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2007 in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, ("FAS 123R"). The fair value of the Stock Awards on the grant date was $0.015 per share, as determined by the Board of Directors. For Option Awards, the dollar amount for each individual varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 2 of Notes to Audited Financial Statements for the year ended December 31, 2007 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under FAS 123R.

(2) Of the Option Awards to Daniel J Brinker, $8,109 relates to his services as a Director of the Company.

(3) All other compensation relates to monthly auto allowances.

(4) This amount had been accrued but not paid as of December 31, 2006. In February 2007, this person agreed to accept shares of the Company's common stock in lieu of cash for this amount. (See Item 12. Certain Relationships and Related Transactions.)

(5) This amount had been accrued but not paid as of December 31, 2006. In February 2007, Mr. Vice agreed to accept shares of the Company's common stock in lieu of cash for $12,000 of this amount. (See Item 12. Certain Relationships and Related Transactions.)

(6) Represents amounts paid to Andrew Beaurline for consulting services performed from February 2006 to August 2006 prior to becoming the Company's Senior Vice President of Corporate Development.

EMPLOYMENT ARRANGEMENTS

     We do not currently have any formal employment agreements with current or proposed Executive Officers. However, in July 2006 we entered into letter agreements concerning compensation matters with Daniel J. Brinker, Aaron L. Brinker and Ryan Vice.

     In July 2006, the company entered into a Stock Compensation Agreement with Mr. Daniel Brinker for services rendered to the Company as President, Chief Executive Officer and Chief Financial Officer. Mr. Brinker received
5.0 million shares of common stock at $0.015 per share. As President and CEO Mr. Daniel Brinker's compensation package provides for base compensation of $180,000 per year. Mr. Daniel Brinker became a full time employee of the Company in November 2006. Upon funding of an offering of a least $5.0 million, Mr. Daniel Brinker will receive a three-year employment contract with a guarantee of one year. Mr. Brinker will receive an opportunity to achieve cash bonus equal to 25% of his salary and a $600.00 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee. Additionally, Mr. Daniel Brinker has been granted 900,000 stock options.

     In July 2006, the company entered into a Stock Compensation Agreement with Mr. Aaron Brinker for services rendered to the Company as a consultant from February 2006 to July 2006. Mr. Brinker received 4.0 million shares of common stock at $0.015 per share. Mr. Aaron L. Brinker, our Chief Operating Officer, effective July 2006, has a compensation package that provides for base compensation of $140,000 per year. Mr. Aaron Brinker became a full time employee of the Company in November 2006. Mr. Aaron Brinker's salary will be reviewed annually thereafter by the Board of Director's compensation committee. Mr. Aaron Brinker has an opportunity to achieve cash bonus equal to 25% of his base salary and a $750.00 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee. Additionally, Mr. Aaron Brinker has been granted 450,000 stock options.

     Andrew Beaurline, who became our Senior Vice President of Corporate Development and Strategy on September 19, 2006, has a compensation package that provides for base compensation of $180,000 per year. Mr. Beaurline's salary will be reviewed by the Board of Director's compensation committee annually thereafter. Mr. Beaurline will receive an opportunity to achieve cash bonus equal to 30% of his base salary. Additionally, Mr. Beaurline was granted options to purchase up to 4,000,000 shares of the Company.

     Ryan Vice, our Chief Financial Officer, has a compensation package that provides for base compensation of $120,000 per year. Mr. Vice's salary will be reviewed annually thereafter by the Board of Director's compensation committee. Mr. Vice began with the Company in June 2006 as a part time consultant. Mr. Vice became a full time employee of the Company in November 2006. Mr. Vice has an opportunity to achieve cash bonus equal to 25% of his base salary and a $350.00 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee. Additionally, Mr. Vice has been granted 300,000 stock options. In connection with his employment, Mr. Vice received 1,000,000 shares of the Company's common stock. Mr. Vice has executed a repurchase agreement with ATS whereby the Company may repurchase these shares if he is employed by the Company for less than two years.

             2007 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE




--------------------------------------------------------------------------------------------------------------------
                                       Option Awards                                       Stock Awards
                   ---------------------------------------------------- --------------------------------------------
                                                                                                          Equity
                                                                                                          Incentive
                                                                                              Equity      Plan
                                                                                              Incentive   Awards:
                                           Equity                                             Plan        Market or
                                           Incentive                                          Awards:     Payout
                                           Plan                                               Number of   Value of
                                           Awards:                                 Market     Unearned    Unearned
                   Number      Number      Number                       Number     Value      Shares,     Shares,
                   of Securi-  of Securi-  of                           of Shares  of Shares  Units       Units
                   ties Under- lying Un-   Securi-                      or Units   or Units   or Other    or Other
                   lying Un-   exercised   ties Un-                     of Stock   of Stock   Rights      Rights
                   exercised   Options (#) lying Un-  Option   Option   That       That       That        That
                   Options (#) ----------- exercised  Exercise Expir-   Have Not   Have Not   Have Not    Have Not
                   -----------     Un-     Unearned   Price    ation    Vested     Vested     Vested      Vested
Name               Exercisable exercisable Options(#) ($)      Date     ($)        ($)        (#)         ($)
----               ----------- ----------- ---------- -------- -------- ---------- ---------- ----------  ----------
Daniel J. Brinker    231,429     900,000              $0.165   7/7/2016

Daniel J. Brinker    175,000     300,000              $0.165   10/2/2016

Aaron L. Brinker     115,714     450,000              $0.165   7/7/2016

Ryan P. Vice          77,143     300,000              $0.150   7/7/2016  1,000,000 $250,000
                                                                            (1)
Andrew Beaurline     952,381   4,000,000              $0.150   9/19/2016

Michael V. Ducey      23,810     500,000              $0.600   5/14/2017

--------------------------------------------------------------------------------------------------------------------

(1) The market value of shares that have not vested was determined by the last reported sale price of the common stock of $0.25 on December 31, 2007.




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

     In July 2006, the Company entered into a Stock Compensation Agreement with Mr. Thomas Hakel for consulting services rendered to the Company relating to financial modeling and acquisition strategies. Mr. Hakel received
2.5 million shares of common stock at $0.015 per share.

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

     Henry Manayan was granted 200,000 non-qualified stock options exercisable at a price of $0.15 per share. The options vested over one year commencing October 1, 2006 at a rate of 16,667 shares per month as long as the one year agreement remains in affect. At December 31, 2007, these options were fully vested.

     During 2006, Chuck Mache, who was then an Advisor, was granted 240,000 non-qualified stock options exercisable at a price of $0.15 per share. The options shall vest over one year commencing September 4, 2006 at a rate of 20,000 shares per month as long as the one year agreement remains in affect. At December 31, 2007, these options were fully vested.

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

     On November 28, 2007, the Board of Directors granted options to Chuck Mache, a director, to purchase 300,000 shares of common stock. The exercise price of these options was $0.20 per share with a vesting period of 24 months.




----------------------------------------------------------------------------------------
                               2007 DIRECTOR COMPENSATION TABLE

                                                                     Non-
                    Fees                              Non-Equity   qualified
                   Earned                             Incentive    Deferred     All
                     or                                 Plan        Compen-     Other
                   Paid in      Stock      Option      Compen-      sation      Compen-
                    Cash      Awards(1)   Awards(1)    sation       Earnings    sation    Total
      Name           ($)         ($)        ($)          ($)          ($)        ($)       ($)
----------------   --------   ---------   ---------   ----------   ---------   --------  -------
Chuck Mache        $  -0-      $ 10,000(6)     984(2)                                    $ 10,984

William Robotham   $  -0-         -          8,109(3)                                    $  8,109

Thomas Hakel       $  -0-         -          8,109(4)                                    $  8,109

Steven R. Jensen   $  -0-         -          7,182(5)                                    $  7,182

-------------------------------------------------------------------------------------------------



                                    39

(1) The value for Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2007 in accordance with FAS No. 123R. The dollar amount for each individual varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 2 of Notes to Audited Financial Statements for the year ended December 31, 2007 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under FAS 123R.

(2) As of December 31, 2007, $22,636 of the Option Awards held by Mr. Mache were unvested.

(3) As of December 31, 2007, $6,082 of the Option Awards held by Mr. Robotham were unvested.

(4) As of December 31, 2007, $6,082 of the Option Awards held by Mr. Hakel were unvested.

(5) As of December 31, 2007, $35,909 of the Option Awards held by Mr. Jensen were unvested.

(6) Mr. Mache's stock award was granted prior to him becoming a Director of the Company.

2005 STOCK INCENTIVE PLAN

     On December 15, 2005, the Board of Directors adopted a new Stock Incentive Plan (the "2005 Plan"), which was approved by our shareholders in February 2006. The 2005 Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and service providers (consultants) to American TonerServ. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of American TonerServ. The Board of Directors determines vesting provisions at the time options are granted. In July 2006, the shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 2,500,000 to 7,000,000 shares (after giving effect to the ten for one (10 for 1) stock split), subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. On September 29, 2006, the Board of Directors and our shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 7,000,000 to 8,400,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. On April 19, 2007, the Board of Directors authorized a 1,600,000 increase in the plan to 10,000,000 shares, which was approved by a majority of the stockholders. The total number of shares authorized to be granted under the
2005 plan was 10,000,000 at December 31, 2007.   The option price must be
satisfied by the payment of cash and will be no less than 100% of the fair market value of the Common Stock on the date the option is granted for Incentive Stock Options and 85% of the market value for non-qualified options.

     During 2007, a total of 2,332,600 options to purchase shares of common stock were granted under the 2005 Stock Incentive Plan, of which 750,000 options were granted to non-employees and vest equally over a twelve month period. The remaining 1,582,600 of options to purchase shares were granted to directors, officers and employees of the Company. A total of 6,300 options to purchase shares were forfeited due to termination of employment.

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

                                      Amount of
Name and Address                      Beneficial             Percentage
of Beneficial Owner                   Ownership               of Class
-------------------                  --------------          ----------
BRAM Enterprises (1)                  6,544,274 (1)             10.7%
3550 Round Barn Blvd, Suite 100
Santa Rosa, CA 95403

Daniel J. Brinker                     6,372,951 (2)             10.5%
420 Aviation Blvd., Suite 103
Santa Rosa, CA  95403

Aaron L. Brinker                      4,237,681 (3)              7.0%
729 Cumberland Ct.
Pleasant Hill, CA 94523

Thomas Hakel                          3,350,455 (4)              5.5%
1020 Blue Oak Pl.
Santa Rosa, CA 95404

William A. Robotham                   6,797,780 (5)             11.1%
3550 Round Barn Blvd, Suite 100
Santa Rosa, CA 95403

Lynn J. Brinker                       3,988,210 (6)              6.6%
77 875 Seminole Rd.
Indian Wells, CA 92210

James Laier                           7,896,073 (7)             12.5%
1080 Airport Blvd.
Santa Rosa, CA 95403

Chuck Mache                           1,785,439 (8)              2.9%
1004 Slate Drive
Santa Rosa, CA  95405

Ryan Vice                             1,082,810 (9)              1.8%
PO Box 5545
Santa Rosa, CA 95402

Andrew Beaurline                      1,114,970 (10)             1.8%
2149 - 48th Avenue
San Francisco, CA 94116

Michael V. Ducey                         73,810 (11)             0.1%
148 Sontag Dr
Franklin TN 37064

Steve Jensen                          5,140,000 (12)             8.3%
6041 Siesta Lane
Port Richey, Florida 34668

All Directors and Officers           22,956,657                 45.9%
as a group (7 persons)
_____________________

(1) Includes 5,928,387 common shares held directly by BRAM Enterprises, a general partnership in which Lynn Brinker and William A. Robotham are equal partners, 615,887 shares that are issuable under warrants held by BRAM Enterprises.

(2) Includes 5,964,022 common shares held directly by Daniel J. Brinker; 406,429 shares issuable on exercise of options held by Daniel J. Brinker that are exercisable within 60 days; and 2,500 shares that are issuable under warrants held by Daniel J. Brinker.

(3) Includes 4,121,977 common shares held directly by Aaron L. Brinker and 115,714 shares issuable on exercise of options held by Aaron L. Brinker that are exercisable within 60 days.

(4) Includes 2,675,455 common shares held directly by Thomas Hakel; 175,000 shares issuable upon exercise of options held by Thomas Hakel within 60 days; and 500,000 shares that are issuable under warrants held by Mr. Hakel.

(5) Includes 2,800,643 common shares held by William A. Robotham; 175,000 shares issuable on exercise of options held by Mr. Robotham within 60 days; 3,272,137 of the common shares held by BRAM Enterprises in which Mr. Robotham is a partner; and 500,000 shares that are issuable under warrants held by Mr. Robotham.

(6) Includes 711,010 common shares held by Lynn Brinker; 5,063 shares that are issuable under warrants held by Lynn Brinker; and 3,272,137 of the common shares held by BRAM Enterprises in which Mr. Lynn Brinker is a partner;

(7) Includes 5,034,891 common shares held by James Laier and 2,861,183 shares that are issuable under warrants held by Mr. Laier.

(8) Includes 1,242,939 common shares held directly by Chuck Mache; 252,500 shares that are issuable under warrants held by Chuck Mache and 290,000 issuable on exercise of options held by Mr. Mache that are exercisable within 60 days.

(9) Includes 1,005,667 common shares held directly by Ryan Vice and 77,143 issuable on exercise of options held by Mr. Vice that are exercisable within 60 days.

(10) Includes 162,589 common shares held directly by Andrew Beaurline and 952,381 issuable on exercise of options held by Mr. Beaurline that are exercisable within 60 days.

(11) Includes common shares issuable on exercise of options held by Mr. Ducey that are exercisable within 60 days.

(12) Includes 1,800,000 common shares held directly by Steve Jensen; 40,000 issuable on exercise of options held by Mr. Jensen that are exercisable within 60 day; 1,500,000 common shares issuable in conjunction with a convertible note: and 1,800,000 shares that are issuable under warrants held by Mr. Jensen.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2007.






______________________________________________________________________________________
                                                                   Number of
                                                                   Securities Remain-
                                                                   ing Available for
                                                                   Future Issuance
                     Number of Secure-                             Under Equity
                     ties to be Issued      Weighted-Average       Compensation Plans
                     upon Exercise of       Exercise Price of      (excluding secure-
                     Outstanding Options,   Outstanding Options,   ties reflected
                     Warrants and Rights    Warrants and Rights    in column (a))
Plan Category             (a)                     (b)                    (c)
______________________________________________________________________________________
Equity Compensation
Plans approved by        9,357,733               $0.220                 667,400
Stockholders
______________________________________________________________________________________
Equity compensation
plans not approved         400,000               $0.213                    -
by Stockholders
______________________________________________________________________________________




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     During February through April of 2007, the Company made advances to Andrew Beaurline, Senior Vice President of Corporate Development and Strategy totaling $26,500. This amount is still outstanding as of December 31, 2007.

     During August through December 2007, Thomas Hakel, Director, made advances to the Company totaling $315,000 for operating capital purposes.

     During August through December 2007, William Robotham, Director, advanced the Company totaling $370,000 for operating capital purposes, of which $40,000 had been paid back as of December 31, 2007.

     On October 29, 2007, Chuck Mache, Director, invested $50,000 into the Company's private offering of common stock and warrants.

     On November 30, 2007, William Robotham, Director, purchased two units at $50,000 per unit of the Company's private offering of common stock and warrants in exchange for cancellation of $100,000 of advances made to the Company.

     On November 30, 2007, Thomas Hakel, Director purchased two units at $50,000 per unit of the Company's private offering of common stock and warrants in exchange for cancellation of $100,000 of advances made to the Company.

     On December 11, 2007, BRAM Enterprises, a general partnership owned fifty percent by William Robotham, Director, purchased three units at $50,000 per unit of the Company's private offering of common stock and warrants in exchange for cancellation of $75,000 in advances and a $75,000 convertible note.

     On December 28, 2007, Steven Jensen, Director, converted his $450,000 note from the termination of the Azaria Management Agreement into nine units of the Company's private offering of common stock and warrants.

     On December 28, 2007, the Company sold six units of a note offering, each unit consisting of a $25,000 promissory note and 50,000 redeemable warrants at a purchase price of $25,000 per unit (the "Note Unit") to William Robotham, Director, (three Note Units); Chuck Mache, Director,(one Note
Unit); Thomas Hakel, Director, (one Note Unit); and Michael Ducey, Senior Vice President of Sales and Marketing, (one Note Unit).

     At December 31, 2007, the Company had outstanding payables to Dan Brinker, President and Chief Executive Officer, of $61,095, Thomas Hakel, Director, of $215,000 and William Robotham, Director of $155,000. Dan Brinker was repaid $50,000 in January 2008. Thomas Hakel was repaid $35,000 in February 2008. These payables related to advances for operating capital to the Company during the Company's transition into a public company and during the implementation of the Company's acquisition strategy and does not reflect all amounts owed to these individuals.

ITEM 13.  EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
--------   -----------

2.1 Asset Purchase Agreement dated as of April 1, 2007, among Optima Technologies, LLC, a Delaware limited liability company, American TonerServ Corp., a Delaware corporation, Optima Technologies, L.L.C., a Nevada limited liability company ("seller"), and Steven R. Jensen. (11)

2.2 Asset Purchase Agreement dated as of December 19, 2007, Among TT Acquisition, LLC, a Delaware limited liability company, American Tonerserv Corp., a Delaware corporation, Tonertype of Florida, LLC, a Florida limited liability company, and David T. Shaver and Clyde C. Shaver (13)

3.1        Certificate of Incorporation, as amended (1)

3.2        Bylaws (1)

3.3        Certificate of Amendment filed January 3, 2005 (1)

3.4        Certificate of Amendment filed March 16, 2006 (3)

3.5        Certificate of Amendment filed August 21, 2006 (4)

3.6        Certificate of Designations, Preferences and Rights of
           Series C Convertible Preferred Stock (5)

10.1       1995 Stock Incentive Plan, as amended (1)

10.2 Office Lease Agreement between Monroe Forsyth, Inc. and American TonerServ Corp. - Filed herewith electronically.

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

10.19      Form of Registration Rights Agreement for 2006 Offering (8)

10.20      Customer List Purchase Agreement with Brody Enterprises (9)

10.21      Promissory Note issued to Brody Enterprises (9)

10.22      Consulting Agreement with Arnold Brody (9)

10.23 Stock Compensation Agreement dated February 26, 2007 with Daniel J. Brinker (10)

10.24      Stock Compensation Agreement dated February 26, 2007 with
           Ryan Vice (10)

10.25 Stock Compensation Agreement dated February 26, 2007 with Aaron L. Brinker (10)

10.26 Stock Compensation Agreement dated February 26, 2007 with Andrew A. Beaurline (10)

10.27      Secured Promissory Note to Optima Technologies, L.L.C. (11)

10.28      Contingent Promissory Note to Optima Technologies,
           L.L.C. (11)

10.29      Convertible Promissory Note to Optima Technologies,
           L.L.C.  (11)

10.30 Management Agreement with Optima Technologies, L.L.C. and Steven R. Jensen. (11)

10.31      Management Agreement with Axon Technologies, Inc. (11)

10.32      Employment Letter with Michael V. Ducey (12)

10.33 Termination of Amended and Restated Management Agreement with Azaria Management Group, LLC - Filed herewith electronically

10.34 Additional Convertible Note with Azaria Management Group, LLC - Filed herewith electronically

10.35 Modified Convertible Note with Azaria Management Group, LLC - Filed herewith electronically

10.36      Short-Term Promissory Note to Tonertype of Florida, LLC (13)

10.37      Installment Promissory Note to Tonertype of Florida,
           LLC (13)

10.38      Contingent Convertible Promissory Note to Tonertype of
           Florida, LLC (13)

10.39      Consulting Agreement with After Market Support, LLC (14)

10.40      Mutual Termination Agreement with After Market Support, LLC

10.41 Consulting Agreement with Tom Hakel - Filed herewith electronically

10.42 Coaching and Consulting Agreement with Chuck Mache - Filed herewith electronically

21         Subsidiaries of the Registrant - Filed herewith electronically

23.2 Consent of Perry-Smith LLP, Independent Registered Public Accounting Firm - Filed herewith electronically

14         Code of Ethics (2)

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

31.2       Certification of Principal Financial Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.1 Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically

32.2       Certification Principal Financial Officer of Pursuant to
           Section 18 U.S.C. Section 1350 - Filed herewith
           electronically
_______________

(1) Incorporated by reference to the Company's Form SB-2 registration statement SEC File No. 333-120688.

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(3) Incorporated by reference to the Company's Report on Form 8-K dated March 16, 2006.

(4) Incorporated by reference to the Company's Report on Form 8-K dated August 21, 2006.

(5) Incorporated by reference to the Company's Report on Form 8-K dated May 15, 2006.

(6) Incorporated by reference to he Company's Report on Form 8-K dated July 5, 2006.

(7) Incorporated by reference to the Company's Report on Form 8-K dated July 7, 2006.

(8) Incorporated by reference to the Company's Report on Form 8-K dated September 18, 2006.

(9) Incorporated by reference to the Company's Report on Form 8-K dated December 20, 2006.

(10) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

(11) Incorporated by reference the Company's Report on Form 8-K dated March 31, 2007.

(12) Incorporated by reference the Company's Report on Form 8-K dated May 14, 2007.

(13) Incorporated by reference the Company's Report on Form 8-K dated December 19, 2007.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

(15) Incorporated by reference the Company's Report on Form 8-K dated March 6, 2008.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents aggregate fees for professional services rendered by Perry-Smith LLP for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2007 and December 31, 2006. Fees billed for other services rendered by them during those periods are also included.

                                       2007            2006
                                     --------        --------
Audit Fees (1)                       $111,500        $46,000
Audit-Related Fees                       -              -
Tax Fees
All Other Fees (2)                   $ 10,000           -
                                     --------        -------
     Total                           $121,500        $46,000
                                     --------        -------

(1) These are fees for professional services performed by Perry-Smith LLP for the audit of the Company's annual financial statements included in the Company's Annual Report on Form 10-KSB and the review of financial statements included in the Company's reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years.

(2) These are fees for professional services performed by Perry-Smith LLP in connection with the filing of the Company's Form 8-K related to the acquisition of certain assets of Optima Technologies, LLC.

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

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
American TonerServ Corp.
Santa Rosa, California

     We have audited the accompanying balance sheet of American TonerServ Corp. as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American TonerServ Corp. as of December 31, 2007 and 2006 and the results of its operations, stockholders' equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $17,578,840. Current liabilities exceed its total current assets at December 31, 2007 by $2,121,624. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding these matters is described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Perry-Smith LLP


Sacramento, California
March 28, 2008










                                    F-1


AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Balance Sheet

                                                                December 31,
                                                                    2007
                                                                ------------
ASSETS
Current assets:
 Cash and cash equivalents                                      $     60,196
 Accounts receivable, net of doubtful accounts of $35,224          1,326,891
 Inventory                                                           715,328
 Prepaid expenses and other current assets                            33,127
 Deferred compensation                                               471,298
                                                                ------------
     Total current assets                                          2,606,840

 Customer lists, net                                               4,002,862
 Goodwill                                                          1,801,895
 Property and equipment, net                                         394,745
 Other assets                                                         29,959
                                                                ------------
     Total Assets                                               $  8,836,301
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $  1,767,997
 Shareholder advances                                                431,095
 Notes payable - current portion
  (net of unamortized discount of $(223,120)                       2,068,033
 Notes payable, related parties - current portion                    150,000
 Convertible notes payable, related parties - current portion         31,250
 Convertible notes payable - current portion                         187,500
 Deferred revenue                                                     92,589
                                                                ------------
     Total current liabilities                                     4,728,464
                                                                ------------
Long-term liabilities:
 Notes payable (net of unamortized discount of $(343,815)          1,281,400
 Convertible notes payable                                           925,000
 Warrant liabilities                                                 119,700
                                                                ------------
     Total long-term liabilities                                   2,326,100
                                                                ------------
     Total liabilities                                             7,054,564
                                                                ------------
Commitments and contingencies
Stockholders' equity:
Common stock; $.001 par value; 450,000,000 shares authorized;
  60,390,956 shares issued and outstanding                            60,391
Additional paid-in capital                                        19,300,186
Accumulated deficit                                              (17,578,840)
                                                                ------------
     Total stockholders' equity                                    1,781,737
                                                                ------------
     Total Liabilities and Stockholders' Equity                 $  8,836,301
                                                                ============

The accompanying notes form an integral part of these consolidated financial statements.

                                    F-2



AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                                  December 31,  December 31,
                                                      2007          2006
                                                  ------------  -------------
Revenues:
 Toner                                            $ 3,203,894     $ 267,784
 Service                                              426,637       188,649
                                                  -----------    ----------
Total revenues                                      3,630,531       456,433
                                                  -----------    ----------
Cost of sales:
 Toner                                              2,116,802       171,229
 Service                                              420,046        90,873
 Inventory write-down                                  68,500          -
                                                  -----------    ----------
Total cost of sales                                 2,605,348       262,102
                                                  -----------    ----------
Gross profit                                        1,025,183       194,331

Operating Expenses:
 Salaries and wages                                 1,768,024       580,560
 Professional fees and services                     1,346,706       982,493
 Sales and marketing                                  287,616        87,990
 General and administrative                         1,334,711       239,145
 Amortization of customer lists                       338,173        11,503
                                                  -----------    ----------
Total operating expenses                            5,075,230     1,901,691
                                                  -----------    ----------
Loss from operations                               (4,050,047)   (1,707,360)

Other income (expense):
 Fair value of convertible debt                        85,417      (154,166)
 Termination of management agreement                 (550,000)         -
 Interest expense                                    (260,267)      (75,162)
 Change in fair value of warrant liabilities          (71,873)      (35,000)
 Gain on claims settlements                            14,445        37,819
                                                  -----------   -----------
 Net loss                                         $(4,832,325)  $(1,933,869)
                                                  ===========   ===========
Net loss per share:
 Basic and diluted                                $     (0.16)  $     (0.17)
                                                  ===========   ===========

Weighted average number of shares outstanding:
 Basic and diluted                                 29,373,589    11,359,337
                                                  ===========   ===========





The accompanying notes form an integral part of these consolidated financial statements.

                                    F-3





AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2007 and 2006


                                                       Preferred             Additional
                               Common Stock              Stock                Paid-in     Accumulated
                                  Shares      Amount     Shares     Amount    Amount        Deficit        Total
                               ------------   ------   ----------   ------   ----------   ------------   ----------
January 1, 2006                   771,880    $   772        -          -    $ 9,397,566  $(10,812,646)  $(1,414,308)

Issuance of common stock       19,500,000     19,500        -          -        293,000          -          312,500

Issuance of common stock-
 restricted                     2,500,000      2,500        -          -           -             -            2,500

Exchange of convertible
 notes for preferred
 stock                               -          -         832,884   $  833      832,051          -          832,884

Sale of preferred stock              -          -         285,000      285      384,715          -          385,000

Reclassification of war-
 rant liability                      -          -            -         -         22,224          -           22,224

Exercise of stock options          10,000         10         -         -          1,490          -            1,500

Stock compensation from
 options                             -          -            -         -        330,926          -          330,926

Stock compensation from
 restricted stock                    -          -            -         -        597,499          -          597,499

Net loss                             -          -            -         -           -       (1,933,869)   (1,933,869)
                               ----------    -------    ---------   ------  -----------  ------------   -----------
December 31, 2006              22,781,880     22,782    1,117,884    1,118   11,859,471   (12,746,515)     (863,144)

Sale of common stock            8,910,000      8,910         -        -       2,218,590          -        2,227,500

Issuance of common stock
 with warrants valued at
 $687,392                       1,071,847      1,071         -        -         406,354          -          407,425

Issuance of common stock-
 restricted                     3,000,000      3,000         -        -            -             -            3,000

Exchange of notes and
 interest for common stock      5,098,669      5,099         -        -       1,269,569          -        1,274,668

Sale of preferred c shares           -          -         834,971      835    2,587,412          -        2,588,247

Conversion of preferred c
 shares into common stock      19,528,560     19,529   (1,952,855)  (1,953)     (17,576)         -             -

Stock compensation from
 options                             -          -            -         -        281,615          -          281,615

Stock compensation from
 restricted stock                    -          -            -         -        694,751          -          694,751

Net Loss                             -          -            -         -           -       (4,832,325)   (4,832,325)
                               ----------    -------    ---------   ------  -----------  ------------   -----------
December 31, 2007              60,390,956    $60,391         -      $  -    $19,300,186  $(17,578,840)  $ 1,781,737



Common Share Purchase Warrant

In connection with the Company's private offering of common stock and warrants in 2007, the Company issued 14,008,669 of warrants. Each warrant entitles its owner to purchase one share of common stock at an exercise price of $0.30 per share and are exercisable at various dates in 2012, subject to the terms of the warrant agreements.

The accompanying notes form an integral part of these consolidated financial statements.
                                     F-4

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                    Years Ended December 31,
                                                       2007          2006
                                                   -----------    ---------
Cash flow from operating activities:
 Net loss                                          $(4,832,325) $(1,933,869)

Adjustment to reconcile net loss to net
 cash used in operating activities:
  Depreciation                                          32,650       11,330
  Amortization                                         338,173       26,941
  Accretion of notes discount                           97,124       11,804
  Change in fair value of warrant liability             71,873       35,000
  Fair value of convertible debt                       (85,417)     154,166
  Gain on claims settlement                            (14,445)     (37,819)
  Stock based compensation                             929,295      978,283
  Termination of mgmt agreement settled in stock       450,000         -
  Inventory write-down                                  68,500         -
  Provision for doubtful accounts                       36,356         -

Changes in operating assets and liabilities
 (excluding effects of Optima Technologies, LLC and
  Tonertype LLC acquisitions):
 (Increase) decrease in assets:
  Accounts receivable                                 (709,032)     (19,464)
  Inventory                                           (166,497)        -
  Prepaid expenses and other current assets            (37,582)       4,127
  Deposits                                               7,110       (7,110)

 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses                918,265      184,760
  Deferred revenue                                      90,607       (9,605)
                                                   -----------    ---------
     Net cash used in operating activities          (2,805,345)    (601,456)
                                                   -----------    ---------
Cash flow from investing activities:
 Purchase of Optima Technologies, LLC and
  Tonertype LLC                                     (2,522,990)        -
 Purchase of customer lists                               -         (55,000)
 Purchase of property and equipment                    (31,953)     (24,036)
                                                   -----------    ---------
     Net cash used in investing activities          (2,554,943)     (79,036)
                                                   -----------    ---------
Cash flow from financing activities:
 Bank overdraft                                        (58,811)        -
 Proceeds from issuance of preferred stock           2,575,000      385,000
 Proceeds from issuance of common stock              2,171,840        6,500
 Issuance of notes payable                             355,000         -
 Proceeds from issuance of convertible notes
  payable                                              400,000      500,000
 Proceeds from shareholder advances                    645,000         -
 Payment of debt on customer list acquisitions        (821,182)     (51,562)
 Payment of convertible notes                          (50,000)        -
 Payment of notes payable                              (26,394)        -
                                                   -----------    ---------
     Net cash provided by financing activities       5,249,264      839,938
                                                   -----------    ---------
     Net increase (decrease) in cash                   (52,213)     159,446
                                                   -----------    ---------
Cash and cash equivalents, beginning of period         171,220       11,774
                                                   -----------    ---------
Cash and cash equivalents, end of period           $    60,196    $ 171,220
                                                   ===========    =========

The accompanying notes form an integral part of these consolidated financial statements.
                                     F-5



AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)
Increase (Decrease) in Cash and Cash Equivalents

                                                    Years Ended December 31,
                                                       2007         2006
                                                   -----------    ---------
Supplementary information:
 Interest paid                                     $   163,222     $ 58,749
                                                   ===========    =========

Income taxes paid                                  $       800    $     800
                                                   ===========    =========

Non cash investing and financing transactions:

 Common stock issued on conversion of advances,
 notes payable and interest                        $ 1,374,667    $    -
                                                   ===========    =========
 Series C Convertible Preferred stock issued
 on conversion of notes payable and interest       $      -       $ 832,884
                                                   ===========    =========

Issuance of notes payable for acquisitions         $ 3,866,559    $ 874,881
                                                   ===========    =========

Deferred compensation on restricted stock and
 option grants to non-employees                    $   397,922    $ 262,990
                                                   ===========    =========

Warrant liabilities reclassified to equity         $      -       $  22,224
                                                   ===========    =========

Issuance of common stock to settle accounts
 payable                                           $   177,000    $  25,000
                                                   ===========    =========

Issuance of preferred stock to settle accounts
 Payable                                           $    13,248    $    -
                                                   ===========    =========
Issuance of convertible notes payable to
 settle accounts payable                           $      -       $  97,100
                                                   ===========    =========

Reduction of purchase price of customer lists      $   225,705    $    -
                                                   ===========     =========









The accompanying notes form an integral part of these consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

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

2.   Summary of Significant Accounting Policies

     Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries, Optima Technologies, LLC and Tonertype LLC (collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC and Tonertype LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

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

     The Black-Scholes-Merton model is used to value warrants and options. The conversion option, included as a component of convertible debt, is valued using an estimated Private Investment in a Public Entity ("PIPE") price equal to a 20% discount off the fair market value of the stock. The convertible notes associated with the acquisitions of Optima and Tonertype are carried at face value as these were not "in-the-money" at inception.

     Inventory and Inventory Reserve:

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. An inventory reserve has been set up to account for obsolete inventory. At December 31, 2007, this amount was $68,500.


                  Finished Goods          $ 681,994
                  Raw Materials             101,834
                  Inventory valuation
                    Allowance               (68,500)
                                          ---------
                  Total Inventory         $ 715,328
                                          =========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

2.   Summary of Significant Accounting Policies (Continued)

     Cash and Cash Equivalents:

     Cash and cash equivalents consist principally of bank deposits. Cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum of $100,000. At December 31, 2007, The Company did not have cash deposits in excess of FDIC insurance limits.

     Accounts Receivable:

     Accounts receivable are shown net of allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company uses specific identification, which includes a reserve on older balances that are disputed or in cases where the Company has knowledge of a potential customer payment issue. During the year ended December 31, 2007, the Company had bad debt write-offs of $13,356. The allowance for doubtful accounts balance at December 31, 2007 was $35,224.

     Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from three to seven years. Leasehold improvements are depreciated on a straight line basis over the lesser of the lease term or estimated useful life.

     Acquisitions:

Optima Technologies, LLC:

     On April 1, 2007, the Company entered into an Asset Purchase Agreement ("Agreement") with Azaria Management Group L.L.C. , a Nevada limited liability company ("AMG") formerly Optima Technologies, L.L.C., a Nevada limited liability company ("Optima"), and Steven R. Jensen, who owns all of the membership interests in Optima relating to the purchase of certain assets of Optima's printer business. The purchase price for the acquisition consisted of $741,278 in cash, $124,987 in acquisition costs and $1,800,000 in the form of three promissory notes. The Company also assumed certain liabilities of Optima of $76,825 and the obligations of Optima under certain contracts.

     On August 25, 2007, the Company entered into an Agreement with AMG which modified the Asset Purchase Agreement with Optima entered into on April 1, 2007 relating to the purchase of certain assets by the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Acquisitions (continued):

     One of the promissory notes (the "Secured Note") in the amount of $250,000 bore interest at the rate of 7% per annum and was due within 105 days after the closing date. The Secured Note was secured by the assets purchased in the transaction. The note was discounted 8% for a combined imputed interest rate of 15%. The discount of $5,624 was amortized over the term of the note. This note was paid in full on August 13, 2007.

     One of the promissory notes (the "Contingent Note") is in the amount of $1,250,000 and bears interest at the rate of 7% per annum. The Contingent Note was subject to adjustment as described below. The Contingent Note is payable in thirty equal monthly installments of principal and interest, commencing on May 1, 2007. The note has been discounted 8% for a combined imputed interest rate of 15%. The discount of $120,465 will be amortized over the term of the note. Under the terms of the amended agreement, the Company will continue to make the scheduled monthly installment payments under the Contingent Note dated April 1, 2007, until March 1, 2008, at which time the entire outstanding principal balance and unpaid accrued interest shall be due and payable. The Contingent Note was also amended to eliminate the gross profit requirements of the note. In addition, the Contingent Note shall be secured by the accounts receivable and inventory of Optima. The security interest is subordinated to any financing of the Company of at least $3 million. As of March 1, 2008, the Company has not made this payment and has been granted an extension. The Company intends to pay off this note balance as soon as funds are available are negotiating a short term extension.

     One of the promissory notes (the "Convertible Note"), in the amount of $300,000, has a maturity date two years after the closing date. On the maturity date, the Convertible Note will automatically be converted into 1,500,000 shares based on the calculated share price of $0.20 per share per the terms of the amended agreement on November 30, 2007.

     In connection with the closing of the acquisition, the Company entered into a Management Agreement with Azaria and Steven R. Jensen that provides that Optima will serve as the manager of the Company's operations acquired from Optima for a period of thirty months, with an option for the Company to extend the agreement for an additional eighteen months. The Management Agreement provides for an annual management fee of $522,429 to be paid to Steven R. Jensen in consideration for certain services, including, without limitation, support staffing, master software license, and office and warehouse facilities. The management fee will be adjusted annually to reflect a cost of living increase, and periodically to reflect changes in personnel.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Acquisitions (continued):

     The annual management fee has been adjusted downward to $455,028 based on a reduction of personnel effective September 1, 2007. Under the terms of the amended agreement dated August 25, 2007, the Company will pay AMG $100,000 on or before October 8, 2007, for the right to unilaterally terminate the Management Agreement (the "Subsidiary Termination Right").
Upon exercise of the Subsidiary Termination Right, the Company will pay AMG an amount equal to $25,000 multiplied by the number of months remaining in the term of the Management Agreement minus the $100,000 paid as stated above. AMG has granted the Company an extension until November 30, 2007 to pay the
$100,000 termination fee.   The Company made the $100,000 payment on November
30, 2007.

     In the amended agreement the Company has also purchased certain inventory for $158,000 payable in six equal monthly payments plus interest thereon at the rate of 10% per annum. Five installment payments have been made for this inventory.

     On December 26, 2007, the Company entered into a Termination of Amended and Restated Management Agreement (the "Termination Agreement") with Azaria and Steven R. Jensen pursuant to which the Company paid deferred management fees and a termination fee of $100,000 to Azaria; delivered a $450,000 Convertible Promissory Note (the "Additional Convertible Note") to Azaria; and entered into a Modification to a $300,000 Convertible Promissory Note (the "Modified Convertible Note") and accelerated the vesting of an option granted to an employee of the Company. The Termination Agreement terminated the agreement under which Azaria had provided management services to the Company's Optima Technologies subsidiary. The Company will now manage the operations of this subsidiary directly.

     Also in connection with the closing of the acquisition, the Company entered into a Management Agreement with Axon Technologies, Inc. ("Axon"), a non-profit organization that employs persons with disabilities. Axon distributes its products to state agencies in Florida. Under this Management Agreement, Optima will provide management services for Axon and will receive a management fee equal to 90% of the amounts received by Axon for its products.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Acquisitions (continued):

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The Company had a change in estimate of the customer list from $1,899,000 to $1,436,000. The reduction in the customer list was offset by an increase in Goodwill.


                  Vehicles and equipment      $   87,362
                  Inventory                       40,791
                  Customer list                1,436,000
                  Goodwill                     1,042,848
                  Covenant not to compete         10,000
                                              ----------
                  Total assets acquired        2,617,001
                                              ----------
                  Notes payable - vehicles       (76,825)
                                              ----------
                  Net assets acquired         $2,540,176
                                              ==========

Tonertype of Florida, LLC:

     On December 19, 2007, the Company entered into an Asset Purchase Agreement with Tonertype of Florida, LLC, a Florida limited liability company ("Tonertype"), and David T. Shaver and Clyde C. Shaver, who own all of the membership interests in Tonertype, relating to the purchase of certain assets of Tonertype's printer business. The closing of the Agreement occurred on December 28, 2007. The purchase price for the acquisition consisted of $1.5 million in cash and $2.5 million in the form of three promissory notes. The Company also assumed a liability of Tonertype of approximately $42,000 and the obligations of Tonertype under certain contracts. One of the promissory notes (the "Short-Term Note") in the amount of $500,000 bears interest at the rate of 5% per annum and is due within 120 days after the closing date.

     One of the promissory notes (the "Installment Note"), in the amount of $1,500,000, bears interest at the rate of 5% per annum and has a maturity date three years after the closing date. The Installment Note is payable in monthly installments based on a 60 month amortization schedule with a balloon payment due at maturity.

     One of the promissory notes (the "Contingent Note") is in the amount of $500,000 and does not bear interest. The principal amount of the Contingent
Note is subject to adjustment as described below. On December 28, 2009, the principal balance of the Contingent Note will automatically be converted into shares of the Company's common stock at a conversion price equal to $0.23 per share. The Company has agreed to register the shares underlying the Contingent Note for resale under the Securities Act of 1933, as amended.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006


Acquisitions (continued):

     The principal amount of the Contingent Note (or the Installment Note, in the case of a downward adjustment that exceeds the principal balance of the Convertible Note) shall be adjusted as follows: (i) in the event that the aggregate EBITDA (as defined in the Agreement) for the Contingent Period (as defined in the Agreement) exceeds the Bonus Threshold (as defined in the Agreement), the principal amount of the Convertible Note shall be adjusted upward by an amount equal to 50% of such amount in excess of the Bonus Threshold; or (ii) in the event that the aggregate EBITDA for the Contingent Period is less than the Trigger Amount (as defined in the Agreement), the principal balance of the Convertible Note shall be adjusted downward by an amount equal to such deficiency.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                  Vehicles and equipment      $  280,707
                  Inventory                      576,540
                  Customer list                2,227,800
                  Goodwill                       758,951
                  Covenant not to compete         10,000
                  Accounts Receivable            553,732
                                              ----------
                  Total assets acquired        4,407,729
                                              ----------
                  Accounts Payable              (416,370)
                  Notes payable - vehicles       (42,083)
                                              ----------
                  Net assets acquired         $3,949,276
                                              ==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Acquisitions (continued):

The unaudited pro forma combined statements of operations for the years ended December 31, 2007 and 2006 presented below assumes that the acquisitions of certain assets of Optima Technologies, LLC and Tonertype LLC were completed on January 1, 2007 and 2006, respectively:

                                    December 31,
                               2007             2006
                            -----------     -----------
Revenues:
  Toner                     $ 8,748,102     $ 7,535,843
  Service                     1,229,811       1,379,274
                            -----------     -----------
Total revenues                9,977,913       8,915,117
                            -----------     -----------
Cost of sales:
  Toner                       5,564,817       4,800,868
  Service                       978,408         808,484
  Inventory write-down           68,500            -
                            -----------     -----------
Total cost of sales           6,611,725       5,609,352
                            -----------     -----------
Gross profit                  3,366,188       3,305,765
                            -----------     -----------
Operating expenses:
  Salaries and wages          2,533,787       1,304,014
  Professional fees and
   services                   1,349,786         986,883
  Sales and marketing           341,600         180,840
  General and administrative  2,124,431       1,433,736
  Amortization of
   customer lists               724,250         589,541
                            -----------     -----------
Total operating expenses      7,073,854       4,495,014
                            -----------     -----------
Loss from operations         (3,707,666)     (1,189,249)

Other income (expense):
  Fair value of convertible
   debt                          85,417        (154,166)
  Interest expense             (441,703)       (350,543)
  Change in fair value of
   warrant liability            (71,873)        (35,000)
  Termination of
   Management agreement        (550,000)           -
  Gain on claims settlement      14,445          37,819
                            -----------     -----------
Net loss                    $(4,671,380)    $(1,691,139)
                            ===========     ===========
Net loss per share:
  Basic and diluted         $     (0.15)    $     (0.15)
                            ===========     ===========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Acquisitions (continued):

     The adjustments and methodology used in allocating the purchase consideration for Optima and Tonertype and in the preparation of these unaudited pro forma combined statements of operations are based on estimates, available information and certain assumptions. The pro forma financial data do not purport to represent what the Company's combined results of operations would actually have been if such acquisition had in fact occurred at the beginning of the periods, and are not necessarily representative of the Company's results of operations for any future period since the companies were not under common management or control during the periods presented.

     Customer Lists:

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

     At December 31, 2007 an additional adjustment of $18,300 was made to reduce the contingent note payable to zero per the terms of the amended agreement. Accordingly, the customer list was also reduced by $18,300.

     In August 2007, management determined that the value of the Laser Cartridge Recharging Services customer list should be reduced by $89,115 based on a reduction of the estimated future amount of revenues generated by this list. Accordingly, the note payable was also reduced by $89,115 to reflect the estimated future payments remaining on the note.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

2.   Summary of Significant Accounting Policies (Continued)

     Long-Lived Assets:

     The Company evaluates the carrying value of its long-lived assets when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value of the long lived assets. At December 31, 2007, management determined that its long-lived assets were not impaired.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued):

On April 19, 2007, the Board of Directors authorized a 1,600,000 increase in the plan to 10,000,000 shares, which was approved by a majority of the stockholders. The total number of shares authorized to be granted under the 2005 plan was 10,000,000 at December 31, 2007. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and there were 35,133 options outstanding under the 1995 Plan.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for the years ended December 31, 2007 and 2006 was $188,975 and $51,442 respectively. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

                                    Year Ended          Year Ended
                                 December 31, 2007   December 31, 2006
                                 ------------------   ------------------

Dividend yield                          None                   None
Expected volatility                     35.0%                  35.0%
Risk-free interest rate               3.4%-5.1%              4.0%-5.1%
Expected terms (years)                 5.7-6.3                5.7-6.3

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

2.   Summary of Significant Accounting Policies (Continued)

     The Company accounts for restricted stock and options granted to non-employees in accordance with EITF No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The Company records the fair value of such restricted stock and options as deferred compensation at the date of issuance and recognizes compensation on a straight-line basis over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period in the statement of operations.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

2.   Summary of Significant Accounting Policies (Continued)

     Net Loss per Share (Continued):

     The following securities could potentially dilute basic earnings per share in the future:

                                             December 31,   December 31,
                                                 2007           2006
                                             ------------   ------------
     Options                                   9,757,733       7,442,643
     Common Stock Warrants - 1998 & 1999
       grants                                     25,729          50,729
     Common Stock Warrants                    14,008,669 (1)        -
     Common Stock Warrants -
      Convertible debt                         1,410,000 (2)     682,399 (4)
     Convertible debt                          1,375,000 (3)   1,538,462 (5)
     Convertible Preferred Stock                    -         11,178,840 (6)
     Convertible debt - acquisitions           3,645,923 (7)        -
                                             -----------      ----------
     Potential equivalent shares excluded     30,223,054      20,893,073
                                             ===========      ==========


(1) In addition to the outstanding options and common stock warrants, during the three months ended December 31, 2007 the Company sold approximately 70 units at $50,000 per unit at $0.25 per share. In addition to the common stock, the investor received one warrant for each share purchased representing 14,008,669 warrants exercisable at a price of $0.30 per share. These warrants are exercisable over a five year period. The Company also reserves the right to call these warrants with 30 days notice if the Company becomes listed on NASDAQ, the average daily trading volume is equal to or greater than 400,000 shares and the stock price is $0.75 per share.

(2) The Company has issued $850,000 of notes as of December 31, 2007 that the holders of these notes hold warrants that may be exercised to purchase a number of shares equal to 30% to 150% of the face value of the notes. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. The Company estimated the number of warrants based on the fair value of common stock of $0.25 per share at December 31, 2007.

(3) Convertible debt was calculated based on $275,000 of convertible notes outstanding using an estimated conversion price of $0.20 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.25 per share at December 31, 2007.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

2.   Summary of Significant Accounting Policies (Continued)

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

(5) Convertible debt was calculated based on $600,000 of convertible notes outstanding using an estimated conversion price of $0.39 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.49 per share at December 31, 2006.

(6) Convertible debt from acquisitions includes the Tonertype and Optima convertible notes. The Optima convertible note converts into 1,500,000 shares based on a $0.20 share price and a $300,000 convertible note. The Tonertype note converts into which converts into 2,145,923 shares based on a share price of $0.23 and a $500,000 convertible note.

(7) Preferred Series C Convertible Shares are convertible into ten shares of the Company's common stock at the option of the holders. The Series C Convertible Shares were converted into Common Stock on October 11, 2007 by the majority vote of the Series C holders.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

2.   Summary of Significant Accounting Policies (Continued)

     Convertible Debt Securities:

     The Company has issued convertible debt securities with non-detachable conversion features and detachable warrants. The Company accounts for such securities in accordance with SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." The Company accounts for such securities on the balance sheet as a component of the overall fair value of the securities. The Company estimates fair value based on the intrinsic value of common stock by determining the difference between the total shares converted at fair value and the total shares converted at a 20% discount, which is the estimated discount of a PIPE offering.

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

     The Black-Scholes-Merton option pricing method is used to value the warrants and detachable warrants upon the date of issuance and at each balance sheet date for warrant liabilities. During 2006, the Company reclassified $22,224 of warrants to equity upon conversion of notes payable (Note 9). The assumptions used to value this amount was based on $0.025 per share, a 1% volatility and a risk free interest rate of 3%. At December 31, 2007, a $0.20 per share value was attached to the warrants, a 35% volatility and risk free interest rates ranging from 3.05% - 3.45% based on the estimated lives ranging from 1.25 to 5 years, based on an estimated PIPE occurring in the third quarter of 2008.

     Segment:

     Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 2007 and December 31, 2006, all material revenues have been derived from domestic operations.

3.   Going concern and Basis of Presentation

     The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

3.   Going concern and Basis of Presentation (Continued):

     The Company had a net loss of $4,832,325 and had negative cash flows from operations of $2,805,345 for the year ended December 31, 2007 and had an accumulated deficit of $17,578,840 and a working capital deficit of $2,121,624 at December 31, 2007. The Company settled overdue claims from certain service providers resulting in a net gain of $14,445 during the year ended December 31, 2007. The Company has significant cash requirements and no ability to generate sufficient cash flows from operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern. It is management's objective to seek additional capital and funding sources to finance its future operations. The Company raised $6,315,414 through private offerings during the year ended December 31, 2007.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

4.   Recent Accounting Pronouncements (Continued):

     Effective January 1, 2007, the Company adopted the provisions of FASB interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of an income tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. There was no impact from applying the provisions of FIN 48 on the Company's earnings or financial position.

     In September 2006, the Securities and Exchange Commission published Staff Accounting Bulleting (SAB) No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". SAB 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice to build up improper amounts on the balance sheet. The Company adopted SAB 108 in the year ended December 31, 2006. The adoption of SAB 108 did not have a material impact on the Company's financial position, results of operations or cash flows.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

5.   Property and Equipment

     A summary of property and equipment as of December 31, 2007, is as follows:

                Computer hardware                  $  11,083
                Furniture and fixtures                36,693
                Vehicles and equipment               381,490
                Computer software                     11,300
                                                   ---------
                                                     440,566
                Less accumulated depreciation        (45,821)
                                                   ---------
                                                   $ 394,745
                                                   =========

     Depreciation for the years ended December 31, 2007 and 2006, totaled $32,650 and $11,330, respectively.

6.   Customer Lists and Asset Purchases

     A summary of customer lists as of December 31, 2007, is as follows:

                Customer lists                    $4,367,976
                Less accumulated amortization       (365,114)
                                                   ---------
                                                  $4,002,862
                                                   =========

Amortization expense for the year ended December 31, 2007 totaled $338,173.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

6.   Customer Lists and Asset Purchases (Continued):

                  Gross Notes Payable   $ 4,406,368
                  Unamortized discount     (566,935)
                                          ---------

                  Subtotal                3,499,433
                  Less: current portion  (2,218,033)
                                          ---------
                  Total long term debt   $1,281,400
                                          =========

     Amortization expense related to the notes payable discount was $97,124 for the year ended December 31, 2007.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

7.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of December 31, 2007 is comprised of the following:

                                                   December 31,
                                                       2007
                                                   ------------
   Accounts payable                                $1,254,774
   Long outstanding payables                          204,512
   Accrued payroll                                    131,614
   Accrued other expenses                             177,097
                                                   ----------
   Total accounts payable and accrued expenses     $1,767,997
                                                   ==========

8.   Convertible Notes Payable

     As of December 31, 2007, convertible notes payable (the "Notes") are comprised of unsecured notes payable as follows:

                                                Third     Related
                                                Parties   Parties
                                               --------   --------

   Convertible notes payable                   $250,000   $ 25,000

   Fair value of convertible debt                62,500      6,250
   Convertible notes payable -
     acquisitions                               500,000    300,000
                                               --------   --------
   Subtotal                                     812,500    331,250
   Less current portion                        (187,500)   (31,250)
                                               --------   --------
   Total long term portion                     $625,000   $300,000
                                               ========   ========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

8.   Convertible Notes Payable (Continued)

     In the period from July 2006 to August 2007, $800,000 of convertible notes payable were issued. The offering consisted of the sale of Units at a purchase price of $50,000 per Unit. Each Unit consists of a 10% Convertible
Note in the principal amount of $49,999 (the "Notes") and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes bear interest at the rate of 10% per annum and become due and payable in full one to two years after issuance. The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of Common Stock by the Company in a PIPE offering resulting in gross proceeds of not less than $3,000,000 (a "$3 Million Qualified Offering").
The conversion term will expire six months after the Company completes a $3 Million Qualified Offering. The Notes will be automatically converted into shares of common stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $5,000,000 (a "$5 Million Qualified Offering"). The price at which the Notes may be converted into Common Stock (the "Conversion Price") will be the average price at which the first $1.0 million of Common Stock is sold in a $3 Million or $5 Million Qualified Offering, whichever may occur. During the fourth quarter of 2007, $525,000 of these convertible notes, along with accrued interest of $24,667 was exchanged for common stock and warrants as part of an equity private offering. The balance of these convertible notes at December 31, 2007 was $275,000.

     The remaining Notes also contain detachable warrants equal to 30-40% of the face value of the Note. In assessing the fair value of the warrant grants, the Company recorded the fair value of these instruments based on the Black-Scholes-Merton model which requires estimates of the volatility of our stock and the market price of our shares at the date of grant (see Note 9). The intrinsic value of the warrants at their grant date was $68,750. The fair value of the warrant liabilities at December 31, 2007 was $119,700.

     In May 2006, $751,386 of convertible notes payable issued in May 2005 and $81,498 of related accrued interest on these notes, which were originally to be converted into shares of common stock, were exchanged for Series C Convertible Preferred Stock ("Series C Shares"). In addition, the warrants to purchase 1,127,079 shares of common stock were terminated. A total of 832,884 Series C Shares were issued in exchange for the convertible notes and the interest accrued thereon, along with the termination of warrants issued with the convertible notes. This did not result in an expense for the induced conversion because the note holders did not receive additional consideration to convert the notes payable to Series C preferred shareholders. During 2007, the Company paid off the remaining $50,000 of convertible notes from this offering. As of December 31, 2007, there was no convertible notes outstanding that were issued in May 2005.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

9.   Warrant Liabilities

     In conjunction with raising capital through the sale of convertible notes payable (see Note 8), the Company issued various warrants to purchase shares of common stock. As the contracts must be settled by the delivery of registered shares and delivery of the registered shares are not controlled by the Company, the fair value of the warrants at the date of issuance was recorded as warrant liabilities on the balance sheet. The fair value of the warrant liabilities at December 31, 2007 was $119,700. The Company recorded the change in fair value of warrant liabilities of $71,873 and $35,000 in the statement of operations for the years ended December 31, 2007 and 2006, respectively.

     In calculating the warrant liabilities, the fair value of each warrant is estimated at the end of each period using the Black-Scholes-Merton model and the following weighted average assumptions:

                            December 31, 2007          December 31, 2006
                            -----------------          -----------------
     Dividend yield               None                       None
     Expected volatility          35.0%                      35.0%
     Risk-free interest rate    3.05-3.45%                    4.0%
     Expected terms (years)     1.25-5.00                     1.25

10.  Pension Plan:

     The Company had no 401(k) benefit plan for its full time employees during the year ended December 31, 2007.

11.  General and Administrative Expenses:

     During the years ended December 31, 2007 and 2006 General and Administrative expenses were comprised as follows:

                                               December 31,    December 31,
                                                   2007            2006
                                               ------------    ------------
Office lease                                   $  148,710        $112,405
Telephone                                          60,543          16,892
Insurance                                         132,303          11,377
Depreciation                                       32,650          11,330
Management fees paid to Azaria                    354,818            -
Automobile expense                                120,543            -
Bad debt expense                                   36,356            -
Software license                                   39,759           9,991
Travel expenses                                    69,150           9,105
Other                                             339,879          68,045
                                               ----------        --------
Total General and Administrative Expenses      $1,334,711        $239,145
                                               ==========        ========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

12.  Income Taxes:

     The Company has no taxable income and a full valuation allowance on deferred income tax assets. Accordingly, there was no provision for federal and state income taxes for the years ended December 31, 2007 and 2006.

     A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended December 31, 2007 and 2006, is as follows:

                                                     2007     2006
                                                     -----    -----

     Statutory federal income tax rate               (34)%    (34)%
     State income taxes net of federal benefit        (6)%     (6)%
     Valuation allowance on deferred income tax
       assets                                         40 %     40 %
                                                     -----    -----
       Effective tax rate                              0 %      0 %
                                                     ======  ======

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2007, are as follows:

     Deferred tax assets and liabilities:
       Net operating loss carryforwards                $5,445,000
     Stock compensation                                   652,000
     Warrant liabilities                                   43,000
     Fair value of convertible notes payable               46,000
     Amortization                                        (118,000)
                                                       ----------
       Total deferred tax asset                         6,068,000
       Less valuation allowance                        (6,068,000)
                                                       ----------
         Net deferred tax asset                        $     -
                                                       ==========

     Net operating loss carryforwards of approximately $14,967,303 for federal and $6,099,181 for state are available as of December 31, 2007, to be applied against future taxable income. The net operating loss carryforwards expire in tax years 2015 through 2027 for federal purposes and in tax years
2012 through 2017 for state purposes.   In 2007 no state operating losses
expired for tax purposes and in 2006 $161,936 in state net operating losses expired for tax purposes.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

12.  Income Taxes (Continued):

     Due to the significant increase in common stock issued and outstanding in 2006 and 2007, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses. The change in valuation allowance for the year ended December 31, 2007 and 2006, was $1,839,000 and $775,022, respectively.

13.  Preferred Stock

     In May 2006, the Company issued 1,067,884 Series C Shares in exchange for convertible notes and the interest accrued thereon totaling $832,884 (see
Note 6) and cash of $235,000.

     In December 2006, the Company received subscriptions for 50,000 shares of Series C Shares from accredited investors in a private offering for $150,000 in cash.

     During 2007, the Company sold an additional 834,971 for a total Series C Shares outstanding of 1,952,856.

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

     On October 11, 2007 a majority of the Series C Share holders voted to convert their shares into shares of the Company's common stock. At December 31, 2007 there were no Series C Shares outstanding.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

14.  Common Stock Warrants

     Common stock warrants were issued in 1998 and 1999, in connection with debt agreements, which have been fully repaid; the warrants expire on February 1, 2008. Common stock warrants have also been issued in connection with debt agreements relating to the Company's private debt offerings from 2004 to 2006 (see Notes 8 & 9). From October to December of 2007, the Company issued warrants in a private equity offering. Warrants outstanding from those issued as of December 31, 2007, are as follows:

             Balance at December 31, 2006            __________
             Warrants issued in 1998 & 1999              50,729
             Warrants issued from 2004 to 2006        1,410,000
             Warrants issued in 2007                 14,008,669
             Exercised in 2007                             -
             Expired in 2007                            (25,000)
                                                     ----------
             Balance at December 31, 2007            15,444,398
                                                     ==========

     The weighted average exercise price per share of the warrants issued in 1998 and 1999 at December 31, 2007, was $1.00. The warrants issued from 2004 to 2006 have an average exercise price per share of $0.20. The warrants issued in 2007 have an exercise price of per share of $0.30.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

15.  Stock-based Compensation

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

     On December 4, 2007, Chuck Mache, Director, received 16,000 shares for a total of $4,000 in compensation.

     On December 4, 2007, Andrew Halperin, a Preferred Service Provider
(PSP), received 8,000 shares for a total of $2,000 in settlement for past due invoices.

16.  Restricted Stock

     On July 7, 2006, the Company's Board of Directors entered into a Corporate Development and Consulting Agreement with Fort Holdings Limited, a British Virgin Island corporation ("Fort Holdings"), under which Fort Holdings will provide corporate and business development, planning and financial consulting services to the Corporation. As compensation for these services, Fort Holdings received a $10,000 retainer and 1,500,000 shares of the Company's Common Stock. Fort Holdings will be required to return 500,000 shares in the event that the corporate development plan is not completed and 1,000,000 shares if Fort Holdings terminates the Corporate Development and Consulting Agreement within six months of entering into the agreement. As of February 28, 2007, the Corporate Development and Consulting Agreement was completed and the remaining 500,000 shares were vested immediately. The fair value of this stock when granted was $0.015 per share. At December 31, 2007, this consulting agreement was no longer in effect.

     On July 7, 2006, the Board of Directors granted 1,000,000 shares of restricted stock for services provided by Ryan Vice prior to his appointment as Chief Financial Officer of the Company. These shares are subject to the employee's continued service of two years to the Company. The fair value of this stock when granted was $0.015 per share.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006


     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares. Prior to the implementation of SFAS 123R, the Company had not issued any restricted stock. Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for the Chief Financial Officer.

     On September 30, 2007, the Company entered into an exclusive investor relations consultant agreement with After Market Support, LLC (AMS), under which AMS will provide various services as outlined in the agreement to help the Company achieve a NASDAQ listing within a twelve month period. As compensation for these services, AMS received 3,000,000 shares of the Company's Common Stock for $3,000. The fair value of this stock when granted was $0.22 per share. Restricted shares totaling 2,000,000 shares will vest over the next 12 months based on performance conditions, as defined in the agreement. The Company will pay $10,000 per month plus additional program
fees over the twelve months totaling $300,000.   The total compensation
recognized during the year ended December 31, 2007 was $271,500. On March 6, 2008 the Company and AMS mutually terminated its relationship. As part of the termination AMS will return 3,000,000 common shares that it purchased as part of the deal.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

16.  Restricted Stock (Continued)

     The amount of expense for the year ended December 31, 2007 related to restricted stock that would have been included in the consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees was $7,500 ($0.015 per share). The amount of expense for the year ended December 31, 2007 related to restricted stock for non-employees was $374,000. We have not recorded income tax benefits related to the expense for restricted stock issued to non-employees as deferred tax assets are fully offset by a valuation allowance. The implementation of SFAS 123R did not have a significant impact on cash flows from operations during the year ended December 31, 2007.

     A summary of the changes in restricted stock outstanding during the year ended December 31, 2007 is presented below:

---------------------------------------------------------------------------
                                                            Weighted
                                                             Average
                                                            Grant Date
                                     Shares                 Fair Value
---------------------------------------------------------------------------
Non-vested shares
 at January 1, 2007                2,500,000                    -
   Granted                         2,000,000                 $ 0.22
   Vested                         (1,750,000)                  0.04
   Forfeited/Expired                    -                       -
                                   ---------                 ------
Non-vested shares
 at December 31, 2007              2,750,000                 $ 0.15
                                   =========                 ======

     As of December 31, 2007, there was $439,500 of total unrecognized compensation cost related to restricted stock, of which $435,750 is recorded as deferred compensation. The weighted average vesting period remaining for the restricted stock is approximately 8 months.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

17.  Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the twelve months ended December 31, 2007 is presented below:




                                                            Weighted
                                                            Average
                                               Weighted     Remaining
                                               Average      Contractual    Aggregate
                                               Exercise     Term           Intrinsic
                                  Shares       Price        (Years)        Value
                                ----------     --------     -----------    ----------
Outstanding at January 1, 2007  7,442,640        $0.17        9.67         $2,386,274
                                                                           ==========
 Granted                        2,332,600        $0.39          -              33,000
 Exercised                          -              -            -          ==========
 Forfeited/Expired               ( 17,507)       $1.74          -
                                ---------       ------        ----
Outstanding at December 31,
  2007                          9,757,733        $0.22        8.51         $  725,750
                                =========       ======        ====         ==========
Exercisable at December 31,
  2007                          2,933,833        $0.22        8.70         $  235,090
                                =========       ======        ====         ==========





     The weighted average grant date fair value of options granted during the year ended December 31, 2007 was $67,902.

     As of December 31, 2007, there was $490,462 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.28 years, of which $35,548 is recorded as deferred compensation. The total fair value of options vested was $550,612 during the year ended December 31, 2007.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

18.  Line of Credit:

     On June 6, 2007, the Company secured a credit facility in the amount of $960,000 from a bank. This facility will be used to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. This credit facility has a maturity date of June 30, 2008 and is co-obligated by Daniel Brinker, William Robotham and Thomas Hakel. Any draws on the letter of credit will accrue interest at 5 percent over the prime rate. On January 24, 2008, the Company amended the terms of the line of credit to borrow up to $300,000 of this credit facility for working capital purposes at an interest rate of 7.5%.

19.  Operating Lease Commitments:

     The Company leases its business premises in Santa Rosa under a non-cancelable operating lease expiring November 2012. The lease payments are subject to annual increases per the lease agreement. Future minimum rental payments required under this lease as of December 31, 2007 is $419,182 for the year ending December 31, 2007.

     The Company leases its business premises in Las Vegas under a non-cancelable operating lease expiring in March 2008. Future minimum rental payments required under this lease as of December 31, 2007 is $3,752.

     The Company leases its business premises in Tampa, FL under a non-cancelable operating lease expiring February 2011. The lease payments are subject to annual increases per the lease agreement. Future minimum rental payments required under this lease as of December 31, 2007 is $263,860 for the year ending December 31, 2007.

     Total rent expense for the years ended December 31, 2007, and 2006, totaled $148,710 and $112,405, respectively.

20.  Concentration of Credit Risk

     During the year ended December 31, 2007 the Company, through Axon, selling products to state agencies in Florida, accounted for approximately $431,549 of revenues, representing approximately 12% of our revenues. During 2006, one customer, Xerox Corporation, represented approximately $76,540 of revenues and 17% of total revenues.

     At December 31, 2007 the Company did not have any significant customers relating to accounts receivable.

21.  Related Party Balances and Transactions

     During 2007, the Company advanced $26,500 to Andrew Beaurline, Senior Vice President of Corporate Development and Strategy.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

     At December 31, 2007, the Company had outstanding payables to Dan Brinker, President and Chief Executive Officer, of $61,095 Thomas Hakel, Director, of $215,000 and William Robotham, Director, of $155,000. These payables related to advances for operating capital to the Company during the Company's transition into a public company and the execution of the Company's acquisition strategy, and do not necessarily represent all amounts owed to these individuals.

22.  Commitments and Contingencies

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

     In the past, we have been subject to claims arising in the ordinary course of business, primarily vendor disputes. We settled certain overdue claims from certain service providers during the year ended December 31, 2007. There are currently no such claims outstanding. During the year ended December 31, 2007, the Company settled $15,445 in long outstanding payables. The Company paid $1,000 in cash and $2,000 in stock and realized a gain of $14,445.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

23.  Subsequent Events (Unaudited)

     On January 8, 2008, the Board of Directors elected Chuck Mache to serve as Chairman of the Board.

     On January 22, 2008, the Company entered into consulting agreements with Chuck Mache, Chairman and Thomas H. Hakel, Director for $5,000 per month. These agreements are cancelable with 30 days notice.

     On January 24, 2008, the Company converted $300,000 of a $960,000 line of credit available for Stand By letter of Credits into cash for working capital purposes. The line of credit has an interest rate of 7.5% and is due and payable on June 30, 2008.

     On January 25, 2008, the Company granted 75,000 options to an employee. These options have an exercise price of $0.25 per share with a four year vesting schedule.

     On March 3, 2008 the Company established NC TonerServ LLC and opened a new office in Morrisville, North Carolina with 7 employees to begin selling printer supplies and services to businesses. The Company granted 75,000, 45,000, 5,000 and 5,000 options to four key employees. These options have an exercise price of $0.25 per share with a four year vesting schedule.

     On March 5, 2008, the Company received a loan from Rob Gutierrez for $100,000 with 10% interest and due in thirty days.

     On March 5, 2008, the Company issued Rob Gutierrez 150,000 options in exchange for consulting services. These options have an exercise price of $0.25 per share and vest equally over 24 months.

     On March 6, 2008, the Company amended its original termination agreement dated October 22, 2007 with Dinosaur Securities. The Company issued 750,000 warrants to Dinosaur Securities in lieu of the 600,000 shares originally agreed upon as settlement.

     On March 6, 2008 the Company terminated it's relationship with After Market Support LLC (AMS) and Keating Investments. As part of the termination AMS will return 3,000,000 common shares that it purchased for $3,000 as part of the deal.

     During the period from January 2008 to March 2008, the Company raised $1,250,000 from 12 accredited investors related to the Company's Common Stock and Warrants offering.

     On March 25, 2007, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC"). to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services. As compensation for MFC's services, they will receive shares of the Company's common stock valued at $500,000.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN TONERSERV CORP.



Date:  March 31, 2008                 By:/s/ Daniel J. Brinker
                                         Daniel J. Brinker
                                         President and Chief Executive
                                         Officer


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



/s/ Daniel J. Brinker                                 March 31, 2008
Daniel J. Brinker, Director



/s/ Thomas Hakel                                      March 31, 2008
Thomas Hakel, Director



/s/ William A. Robotham                               March 31, 2008
William A. Robotham, Director



/s/ Chuck Mache                                       March 31, 2008
Chuck Mache, Director



/s/ Steven R. Jensen                                  March 31, 2008
Steven R. Jensen, Director