Form 10QSB
period 2008-03-31
AMERICAN TONERSERV CORP.
filed 2008-05-15
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549


                                  FORM 10-QSB


[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 31, 2008

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

              420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403
                   (Address of Principal Executive Offices)

                                (800) 736-3515
                (Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 10, 2008 there were 65,436,221 Common Shares outstanding.

Transitional Small Business Disclosure Format (Check One):  Yes [ ] No [X]




                       AMERICAN TONERSERV CORP. AND SUBSIDIARIES
                                  FORM 10-QSB

                                TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet
          March 31, 2008 (Unaudited)  ................................   3

          Condensed Consolidated Statements of Operations (Unaudited)
          Three Months Ended March 31, 2008 and 2007..................   4

          Condensed Consolidated Statements of Cash Flow (Unaudited)
          Three Months Ended March 31, 2008 and 2007 .................   5

          Notes to Condensed Consolidated Financial Statements
          Unaudited) .................................................   7

Item 2.   Management's Discussion and Analysis or Plan of Operation ..  22

Item 3.   Controls and Procedures ....................................  26

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  27

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  27

Item 3.   Defaults Upon Senior Securities ............................  28

Item 4.   Submission of Matters to a Vote of Security Holders ........  28

Item 5.   Other Information ..........................................  28

Item 6.   Exhibits ...................................................  29

          Signatures .................................................  30

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet
(Unaudited)
                                                                  March 31,
                                                                    2008
                                                                 -----------
ASSETS
Current assets:
 Cash and cash equivalents                                      $    434,497
 Accounts receivable, net of doubtful accounts of $67,535          1,352,372
 Inventory                                                           741,463
 Prepaid expenses and other current assets                            40,046
 Deferred compensation                                               315,526
                                                                ------------
     Total current assets                                          2,883,904

 Customer lists, net                                               3,850,885
 Goodwill..............                                            1,801,895
 Property and equipment, net                                         372,264
 Other assets                                                         32,021
                                                                ------------
     Total Assets                                               $  8,940,969
                                                                ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable and accrued expenses                          $  1,580,934
 Shareholder advances                                                377,345
 Notes payable - current portion
  (net of unamortized discount of $190,047)                        2,117,591
 Convertible notes payable - current portion                         250,000
 Convertible notes payable, related parties - current portion         31,250
 Notes payable, related parties - current portion                     75,000
 Deferred revenue                                                    270,335
                                                                ------------
     Total current liabilities                                     4,702,455
                                                                ------------
Long-term liabilities:
 Notes payable (net of unamortized discount of $318,814)           1,070,909
 Convertible notes payable                                           800,000
 Warrant liabilities                                                 116,773
                                                                ------------
     Total long-term liabilities                                   1,987,682
                                                                ------------
     Total liabilities                                             6,690,137
                                                                ------------
Commitments and contingencies

Stockholders' equity:
 Common stock; $.001 par value; 450,000,000 shares authorized;
  65,036,221 shares issued and outstanding                            65,036
Additional paid-in capital                                        20,961,752
Accumulated deficit                                              (18,775,956)
                                                                ------------
     Total stockholders' equity                                    2,250,832
                                                                ------------
     Total Liabilities and Stockholders' Equity                 $  8,940,969
                                                                ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  -------------------------
                                                     2008           2007
                                                  ----------     ----------
Revenues:
  Toner                                          $ 2,317,860    $   369,784
  Service                                            371,819         20,784
                                                  ----------     ----------
Total revenues                                     2,689,679        390,568
                                                  ----------     ----------
Cost of sales:
  Toner                                            1,453,214        215,964
  Service                                            341,376         16,849
                                                  ----------     ----------
Total cost of sales                                1,794,590        232,813

Gross profit                                         895,089        157,755

Operating expenses:
  Salaries and wages                                 673,936        308,864
  Professional fees and services                     584,882        511,899
  Sales and marketing                                193,221         92,569
  General and administrative                         335,241        136,728
  Amortization of customer lists                     151,977         33,211
                                                  ----------     ----------
Total operating expenses                           1,939,257      1,083,271
                                                  ----------     ----------
Loss from operations                              (1,044,168)      (925,516)

Other income (expense):
  Fair value of convertible debt                      12,500        (12,500)
  Interest expense                                  (168,441)       (32,557)
  Change in fair value of warrant liability            2,927            107
  Gain on claims settlement                               66          1,301
                                                  ----------     ----------
Net loss                                         $(1,197,116)   $  (969,165)
                                                 ===========    ===========
Net loss per share:
  Basic and diluted                              $     (0.02)   $     (0.04)
                                                 ===========    ===========
Weighted average number of shares
outstanding:
  Basic and diluted                               61,980,196     22,942,061
                                                  ==========     ==========


The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  -------------------------
                                                     2008           2007
                                                  ----------     ----------
Cash flow from operating activities:
  Net loss for the period                        $(1,197,116)    $ (969,165)

Adjustment to reconcile net loss to net cash
(used in) provided by operating activities:
  Depreciation                                        32,198          3,452
  Amortization                                       151,977         33,211
  Accretion of notes discount                         58,074         18,286
  Change in fair value of warrant liability           (2,927)          (107)
  Fair value of convertible debt                     (12,500)        12,500
  Inventory write down                                    88           -
  Gain on claims settlement                              (66)        (1,301)
  Stock based compensation                           404,983        366,771
  Provision for doubtful accounts                     32,500           -

Changes in operating assets and liabilities:
 (Increase) decrease in assets:
  Accounts receivable                                (57,981)       (52,112)
  Inventory                                          (26,223)          -
  Prepaid expenses and other current assets           (8,981)       (18,651)
 Increase (decrease) in liabilities:
  Accounts payable and accrued expenses             (186,997)        (8,315)
  Deferred revenue                                   177,746         (1,483)
                                                  ----------     -----------
     Net cash (used in) operating
       activities                                   (635,225)      (616,914)
                                                  ----------     -----------
Cash flow from investing activities:
  Acquisition costs                                      -          (93,288)
  Purchase of property and equipment                  (9,717)        (1,732)
                                                  ----------     -----------
     Net cash used in investing activities            (9,717)       (95,020)
                                                  ----------     -----------
Cash flow from financing activities:
  Proceeds from issuance of preferred stock             -         1,675,000
  Proceeds from issuance of common stock           1,245,000           -
  Proceeds from issuance of convertible notes
   payable                                              -           100,000
  Proceeds from issuance of notes payable            446,265           -
  Payment of convertible notes                       (50,000)       (50,000)
  Repayment of shareholder advances                  (53,750)          -
  Payment of debt on customer list acquisitions     (565,272)      (219,028)
  Reimbursement of stock compensation                 (3,000)          -
                                                  ----------     ----------
     Net cash provided by financing activities     1,019,243      1,505,972
                                                  ----------     ----------
     Net increase in cash                            374,301        794,038

Cash and cash equivalents, beginning of period        60,196        171,220
                                                  ----------     ----------
Cash and cash equivalents, end of period          $  434,497     $  965,258
                                                  ==========     ==========

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Continued)
(Unaudited)

                                                     Three months ended
                                                          March 31,
                                                  -------------------------
                                                     2008           2007
                                                  ----------     ----------

Supplementary information:
  Interest paid                                   $   69,088     $    9,271
                                                  ==========     ==========

Non cash investing and financing transaction:
  Series C Convertible Preferred stock issued
  to settle accounts payable                      $    -         $   13,248
                                                  ==========     ==========

Deferred compensation on restricted stock and
  option grants to non-employees                  $  157,028     $   90,025
                                                  ==========     ==========

Issuance of common stock to settle accounts
  payable                                         $     -        $  175,333
                                                  ==========     ==========


Conversion of notes payable into common
  Stock offering                                  $  175,000     $    -
                                                  ==========     ==========






















The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
____________________________________________________________________________

1.   The Company

     Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995, Managed Maintenance Systems, Inc. changed its name to "Q MATRIX, Inc." In January 2005, Q MATRIX, Inc. changed its name to AMERICAN TONERSERV CORP. (the "Company"). The Company is a national distributor of compatible printer toner cartridges. The Company services printers and other office equipment through its Preferred Provider Network. The Company is located in Santa Rosa, California and has operations in Tampa, Florida and Morrisville, North Carolina.

2. Basis of Presentation and Summary of Significant Accounting Policies Unaudited Interim Financial Information:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed financial statements should be read in conjunction with the American TonerServ Corp. Annual Report on Form 10-KSB for the year ended December 31, 2007.

     Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries, Optima Technologies, LLC, Tonertype LLC and NC TonerServ, LLC. (collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC, Tonertype LLC and NC TonerServ, LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

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

Inventory and Inventory Reserve:

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. An inventory reserve has been set up to account for obsolete inventory. At March 31, 2008, this amount was $68,500.

                  Finished Goods          $ 735,070
                  Raw Materials              74,893
                  Inventory valuation
                    Allowance               (68,500)
                                          ---------
                  Total Inventory         $ 741,463
                                          =========

     Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from three to seven years.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Customer Lists:

     The Company accounts for the purchase of customer lists at cost, net of discounts, if any, less accumulated amortization. Customer lists are amortized using the straight line method over an estimated useful life of seven years. The Company uses debt to purchase the customer lists. The debt is interest free so the Company discounts these notes using an imputed interest rate of 15%. The discounts on the notes are amortized over the term of the notes.

     Goodwill and Intangible Assets Acquired:

Goodwill is tested for impairment annually. The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

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

    Stock Based Compensation:

     The Company has a stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under the Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2005 plan was 10,000,000 at March 31, 2008. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and there were 35,133 options outstanding under the 1995 Plan.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three-month periods ended March 31, 2008 and March 31, 2007 was $85,745 and $85,396, respectively. The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

                                 Three months ended   Three months ended
                                   March 31, 2008       March 31, 2007
                                 ------------------   ------------------

Dividend yield                          None                None
Expected volatility                     35.0%               35.0%
Risk-free interest rate              2.36%-3.51%          4.5%-5.1%
Expected terms (years)                5.5-6.3              5.7-6.3

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

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

     The following securities could potentially dilute basic earnings per share in the future:

                                                March 31,      March 31,
                                                  2008           2007
                                               ------------   ------------

     Options                                   10,212,733       7,931,433
     Common Stock Warrants                     19,688,669 (1)        -
     Common Stock Warrants - Dinosaur             750,000 (2)        -
     Common Stock Warrants                        655,000 (3)        -
     Common Stock Warrants - Convertible
       debt                                     1,631,944 (4)     534,856 (8)

     Convertible debt                           1,041,667 (5)   1,442,308 (9)
     Convertible Preferred Stock                     -    (6)  16,806,330(10)
     Acquisition Notes                          3,645,923 (7)        -
                                               ----------      ----------
     Potential equivalent shares excluded      37,625,936      26,714,927
                                               ==========      ==========

(1) In addition to the outstanding options and common stock warrants, the Company has issued warrants in connection with a common stock offering. The investor received one warrant for each share purchased representing 19,688,669 warrants exercisable at a price of $0.30 per share. These warrants are exercisable over a five year period. The Company also reserves the right to call these warrants with 30 days notice if the Company becomes listed on NASDAQ, the average daily trading volume is equal to or greater than 400,000 shares and the stock price is $0.75 per share.

(2) On March 6, 2008, the Company issued 750,000 warrants to Dinosaur Securities per an amended termination agreement dated October 22, 2007. These warrants are exercisable at a price of $0.20 per share.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Net Loss per Share (continued):

(3) The holders of $327,500 of notes outstanding at March 31, 2008 also hold warrants that may be exercised to purchase 655,000 shares of common stock. The exercise price of the warrants is $0.30 per share.

(4) The holders of $850,000 of notes outstanding at March 31, 2008 also hold warrants that may be exercised to purchase a number of shares equal to 30% to 150% of the face value of the notes. The exercise price of the warrants will be equal to the price of shares sold in a PIPE offering. The Company estimated the number of warrants based on the price of $0.22 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.27 per share at March 31, 2008.

(5) Convertible debt, excluding convertible debt from acquisitions as described in subnote (7) below, was calculated based on $225,000 of convertible notes outstanding using an estimated conversion price of $0.22 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.27 per share at March 31, 2008.

(6) The Series C Convertible Shares were converted into Common Stock on October 11, 2007 by the majority vote of the Series C holders.

(7) Convertible debt from acquisitions includes the Tonertype and Optima convertible notes. The Optima convertible note of $300,000 converts into 1,500,000 shares based on a $0.20 share price. The Tonertype convertible note of $500,000 converts into 2,145,923 shares based on a $0.23 share price.

(8) The Company had issued $600,000 of notes as of March 31, 2007 that were convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also held warrants that could have been exercised to purchase a number of shares equal to 30% to 150% of the number of shares each holder would have received if their notes were converted into common stock. The exercise price of the warrants was to be equal to the price of shares sold in an offering of common stock. The Company estimated the number of warrants based on the fair value of common stock of $0.52 per share at March 31, 2007.

(9) Convertible debt was calculated based on $600,000 of convertible notes outstanding using an estimated conversion price of $0.42 per share, which represented a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.52 per share at March 31, 2007.

(10) Preferred Series C Convertible Shares were convertible into ten shares of the Company's common stock at the option of the holders.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

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

     Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.27 was attached to the warrants which represents the fair value of common stock of at March 31, 2008, a 35% volatility and risk free interest rate of 2.46% based on the estimated lives ranging from 1.0 to 4.75 years, based on an estimated PIPE occurring in the third quarter of 2008.

As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is unknown, at March 31, 2008, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The total warrant liability as of March 31, 2008, was $116,773.

3.   Going Concern:

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

The Company had a loss of $1,197,116 and had negative cash flows from operations of $635,225 for the three month period ended March 31, 2008 and had an accumulated deficit of $(18,775,956) and a working capital deficit of $(1,818,551) at March 31, 2008. The Company has significant cash requirements and is not generating enough cash flows from existing operations to cover its operating expenses. The Company has insufficient funds to meet its financial obligations as they become due as operations are currently using approximately $115,000 per month more than the amount of cash being realized from operations.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements
_____________________________________________________________________________

3.   Going concern (continued):

     Management believes it will be successful in financing its operations for the next twelve months. It is management's objective to seek additional capital and funding sources to finance its acquisition strategy and future operations. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

The Company raised $1,420,000 through a private offering during the three months ended March 31, 2008. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

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

     In December 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". This statement defines fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and is intended to increase consistency and comparability. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on our financial position, results of operations or cash flows.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

5.   Notes Payable

     On January 28, 2008, the Company paid $130,000 to satisfy two short-term notes that were due.

     On January 14, 2008, the Company paid Brody Enterprises $55,000 and on February 8, 2008, the Company paid Brody Enterprises $150,000, which represented the balance due on the installment note from the Customer List purchase in December 2006.

     On February 28, 2008, the Company paid Tonertype of Florida, LLC $100,000, which was the balance due on a short-term equipment loan.

     On March 4, 2008, the Company borrowed $100,000 from an accredited investor at 10% interest and due in 30 days. On March 31, 2008, $25,000 of this note was converted into the Company's Common Stock Offering. On April 4, 2008, the remaining principal and interest due was paid in full.

     On March 31, 2008, the Company exchanged $150,000 of notes payable that were issued on December 27, 2008, into three units of the Company's Common Stock Offering.

6.   Pension Plan

     The Company established a 401(k) benefit plan for its full time employees during the quarter ended March 31, 2008.

7.   Stock-based Compensation

     On March 6, 2008, the Company granted 750,000 warrants to Dinosaur Securities valued at $68,594 and was recognized as compensation during the three months ended March 31, 2008.

     On March 25, 2008, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC") to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services. As compensation for MFC's services, they received 1,965,265 shares of the Company's common stock valued at $500,000. Fifty percent of these shares were immediately vested and $261,311 was recognized as compensation during the three months ended March 31, 2008 (Note 8).

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

8.   Restricted Stock

     On September 30, 2007, the Company entered into an exclusive investor relations consultant agreement with After Market Support, LLC (AMS), under which AMS was to provide various services as outlined in the agreement to help the Company achieve a NASDAQ listing within a twelve month period. As compensation for these services, AMS received 3,000,000 shares of the Company's Common Stock for $3,000. The fair value of this stock when granted was $0.22 per share. Restricted shares totaling 2,000,000 shares were to vest over the next 12 months based on performance conditions, as defined in the agreement. On March 6, 2008 the Company and AMS mutually terminated its relationship. As part of the termination AMS has returned 3,000,000 common shares that it purchased as part of the deal in exchange for $3,000.

     On March 25, 2008, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC") to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services (note 7). As compensation for MFC's services, they received 1,965,265 shares of the Company's common stock valued at $500,000. Fifty percent of these shares were recorded as deferred compensation for $265,311. These shares are restricted and will become vested upon the completion of $5,000,000 in financing.

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares.

     Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for employees. During the three months ended March 31, 2008 the Company recognized $1,875 in compensation expense.

     A summary of the changes in restricted stock outstanding during the three months ended March 31, 2008 is presented below:

                                                          Weighted
                                                          Average
                                                          Grant Date
                                            Shares        Fair Value
                                           ---------      ----------
     Non-vested shares
       at January 1, 2008                  2,750,000         $0.150
         Granted                             982,633         $0.250
         Vested                                 -             -
     Forfeited/Expired                    (1,750,000)        $0.001
                                           ---------        -------
     Non-vested shares
       at March 31, 2008                   1,982,633         $0.131
                                           =========        =======

     As of March 31, 2008, there was $261,311 of total unrecognized compensation cost related to restricted stock. The weighted average vesting period remaining for the restricted stock is three months.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

9.   Common Stock Warrants

     Common stock warrants were issued in 1998 and 1999, in connection with debt agreements, which have been fully repaid; these warrants expired on February 1, 2008. Common stock warrants have also been issued in connection with debt agreements relating to the Company's private debt offerings from 2004 to 2007. From October of 2007 to March of 2008, the Company issued warrants in a private equity offering. On March 6, 2008, the Company amended its original termination agreement dated October 22, 2007 with Dinosaur Securities. The Company issued 750,000 warrants to Dinosaur Securities in lieu of the 600,000 shares originally agreed upon as settlement.

Warrants outstanding from those issued as of March 31, 2008, are as follows:

        Warrants issued in Convertible
          Debt Offerings                           1,631,944
        Warrants issued in Debt Offering             655,000
        Warrants issued in Common Stock
          Offering                                19,688,669
        Warrants issued to Dinosaur Securities       750,000
        Exercised in 2008                               -
                                                  ----------
        Balance at March 31, 2008                 22,725,613
                                                  ==========

     The warrants issued from convertible debt offerings have an estimated exercise price per share of $0.27. The warrants issued in the 2007 Common Stock Offering have an exercise price of per share of $0.30. The warrants issued with the debit offering have an exercise price of $0.30.

10.  Stock Option Plan

     On January 25, 2008, the Company granted 75,000 options to an employee. These options have an exercise price of $0.25 per share with a four year vesting schedule.

     On February 9, 2008, the Company granted 100,000 options to Gene Klein, advisor. These options have an exercise price of $0.25 per share with a two year vesting schedule.

     On March 3, 2008 the Company granted 75,000, 45,000, 5,000 and 5,000 options, respectively, to four key employees. These options have an exercise price of $0.25 per share with a four year vesting schedule.

     On March 5, 2008, the Company issued Rob Gutierrez 150,000 options in exchange for consulting services. These options have an exercise price of $0.25 per share and vest equally over 24 months.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

10.   Stock Option Plan (Continued)

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2008 is presented below:

                                                       Weighted
                                                        Average
                                            Weighted   Remaining
                                            Average   Contractual  Aggregate
                                            Exercise     Term      Intrinsic
                                  Shares    Price       (Years)      Value
                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2008   9,757,733   $0.22        8.51     $  725,750
  Granted                          455,000   $0.25        9.89     $    9,100
  Exercised                           -        -           -             -
  Forfeited/Expired                   -        -                       -
                                ----------   -----        ----     ----------
Outstanding at March 31, 2008   10,212,733   $0.22        8.68     $  910,350
                                ==========   =====        ====     ==========

Exercisable at March 31, 2008    3,882,823   $0.23        8.52     $  355,873
                                ==========   =====        ====     ==========

     The weighted average grant date fair value of options granted during the three-month period ended March 31, 2008 was $0.25.

     As of March 31, 2008, there was approximately $455,919 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.96 years, of which $50,215 is recorded as deferred compensation. A total of 902,446 options vested with a total fair value of $244,303 during the three-month period ended March 31, 2008. No options were exercised during the three-month period ended March 31, 2008.

11.  Letter of Credit

     On June 6, 2007, the Company secured a credit facility in the amount of $960,000 from a bank. This facility has been used to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. This credit facility has a maturity date of June 30, 2008 and is personally guaranteed by certain officers and directors of the Company. The current SBLC's outstanding are approximately $600,000 to certain suppliers of the Company. Any draws on the letter of credit will accrue interest at 5 percent over the prime rate. On January 24, 2008, the Company converted $300,000 of a $960,000 line of credit available for Stand By letter of Credits into cash for working capital purposes. The line of credit has an interest rate of 7.5% and is due and payable on June 30, 2008.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

12.  Commitments and Contingencies

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

     In the past, the Company has been subject to claims arising in the ordinary course of business, primarily vendor disputes. The Company settled certain overdue claims from certain service providers during the three months ended March 31, 2008 and a gain on claim settlements of $66 was recognized. As of May 14, 2008, no such claims were outstanding.

13.  Subsequent Events

     During April 2008, the Company raised $100,000 through the sale of four half units with each unit consisting of common stock and warrants at $50,000 per unit to four accredited investors.

     On April 10, 2008 the Board of Directors adopted the Company's 2008 Non-Qualified Stock Incentive Plan (the "2008 Plan") authorizing the issuance of up to 7,500,000 shares of the Company's common stock. These options can be granted up to a fifteen percent discount off the market value and typically vest over four years from the date of grant.

     On April 10, 2008, the Company granted 2,000,000 options to Chuck Mache, Board Chairman, under the 2008 Plan. These options have an exercise price of $0.28 per share with a four year vesting schedule.

     On April 11, 2008, the Company made a $100,000 payment to Steve Jensen, Director, and Azaria Management Group LLC for the note that was due March 1, 2008.

     On April 23, 2008, the Company entered into an Asset Based Loan ("ABL") agreement with Celtic Capital Corporation ("CCC") in the form of a line of credit, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by the accounts receivables of the Company. The first advance to the Company was $710,000, net of fees, for working capital purposes. The current interest rate on the outstanding balance is nine percent per annum.

     On April 23, 2008, the Company entered into a letter agreement with Steve Jensen, Director, and Azaria Management Group LLC to make a $350,000
payment to the note that was due March 1, 2008.   This payment was made on
April 25, 2008. The Company and Azaria agreed to enter into a new note with a remaining balance of $468,541, a 10% interest rate and due upon the earlier of 90 days, completion of at least $1,000,000 from the Company's current private offering or completion of a financing by Merriman Curhan Ford & Co.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements
_____________________________________________________________________________

13.  Subsequent Events (Continued)

     On April 29, 2008, the Company made a $250,000 payment to Tonertype of Florida, LLC for the $500,000 note that was due April 28, 2008. The Company made the additional payment of $250,000 on May 12, 2008.

     On April 24, 2008, the Company entered into a Letter of Intent ("LOI") to purchase certain assets of the retail business of Pendl Companies, Inc.

     On April 28, the Company issued 56,984 of common shares at $0.25 per share to satisfy payables of $14,246 for the purchase of office furniture to One Workplace L. Ferrari, LLC.

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

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2007 and the related notes, contained in the Company's Annual Report on Form 10-KSB and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Three Months Ended March 31, 2008 and 2007

     Revenue. Revenue for the three months ended March 31, 2008 ("Q1 2008") was $2,689,679 as compared to $390,568 for the three month period ended March 31, 2007 ("Q1 2007"). The increase in revenue in Q1 2008 was primarily due to the acquisitions of Optima Technologies LLC and Tonertype LLC in 2007. Revenues from the sale of toner cartridges increased by $1,948,076 for three months ended March 31, 2008 compared to 2007. Revenues from service increased by $351,035 for the three months ended March 31, 2008 compared to 2007 due to the acquisitions of Optima Technologies, LLC and Tonertype LLC.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q1 2008 increased to $895,089 from $157,755 in Q1 2007. The gross profit margin in Q1 2008 was 33% compared to a gross profit margin for Q1 2007 of 40%. The Company's gross margins decreased compared to Q1 2007 due to the lower margins associated with service revenues on office equipment as compared to toner sales.

     Salaries and Wages. Salaries and Wages expenses were $673,936 for Q1 2008 compared to $308,864 in Q1 2007. The Q1 2008 increase was due to the increase in employees due to the Optima and Tonertype acquisitions. Stock based compensation also accounted for $85,745 of this expense in Q1 2008.

     Professional Fees and Services. Professional Fees and Services expenses were $584,882 in Q1 2008 compared to $511,899 in Q1 2007. This increase was primarily due to additional accounting and legal fees due to the Company's annual audit and the filing of the Form 8-K for the Tonertype acquisition. Of this amount, $319,238 was paid in the form of common stock and warrants.

     Sales and Marketing. Sales and marketing expenses were $193,221 for Q1 2008 and $92,569 in Q1 2007. This increase in Q1 2008 was primarily due to the addition of six sales persons from the acquisitions of Tonertype and Optima.

     General and Administrative. General and Administrative expenses were $335,241 in Q1 2008 and $136,728 in Q1 2007. General and Administrative expenses increased due to the acquisitions of Optima and Tonertype.

     Amortization Expense. Amortization expense was $151,977 in Q1 2008 and $33,211 in Q1 2007. This increase was due to the acquisition of Optima in April 2007 and Tonertype in December 2007.

     Other Income (Expense). During Q1 2008, there was an increase of $135,884 in interest expenses as compared to Q1 2007 as a result of the issuance of notes in connection with the acquisitions that occurred in 2007 and the issuance of notes in a private offering. There was a gain on conversion option of $12,500 for Q1 2008 compared to an expense of $(12,500) in Q1 2007. This was due to a convertible note being paid off during Q1 2008.

     Net Loss. The net loss for the three months ended March 31, 2008 was $1,197,116 compared to a net loss of $969,165 for the three months ended March 31, 2007. The increase in the net loss of $227,951 for Q1 2008 was primarily related to an increase in amortization expense of approximately $300,000, offset somewhat by an increase in revenue and gross profit and operating expenses from the acquisitions of Optima Technologies, LLC and Tonertype LLC. The Company had increased legal and accounting fees of $60,000, additional salaries and wage expense due to the Company hiring additional personnel to support its objective of acquiring toner distributors, bad debt allowances of $32,500 established for the Company's Tonertype and NC TonerServ operations and additional costs of outside professional fees related to the Company's acquisition strategy.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non-cash related expenses.

     Income (Loss) per Share. The net loss per share in Q1 2008 was $(0.02) compared to a loss of $(0.04) in Q1 2007. The decrease in the net loss per share was a result of the increased number of shares of common stock outstanding during Q1 2008.

Liquidity and Capital Resources

     At March 31, 2008, the Company had a working capital deficit of $(1,818,551) including cash and equivalent balances of $434,497 compared to a working capital deficit balance of $(2,121,624) at December 31, 2007.

     Accounts receivable increased from $1,326,891 at December 31, 2007 to $1,352,372 at March 31, 2008. The increase was primarily due to increased revenues associated with the Company establishing its North Carolina operations beginning March 1, 2008.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, decreased from $1,767,997 at December 31, 2007 to $1,580,934 at March 31, 2008. The
decrease was primarily due to the Company paying accrued legal fees of $85,000, a year end bonus of $15,000 to an ISP and settling a past due payable of $15,000 to a vendor.

     The Company entered into no derivative financial instrument arrangements for the three months ended March 31, 2008.

     During the period from January 2008 through March 2008, the Company raised $1,420,000 through a private common stock offering, which included $175,000 in notes exchanged for units in the private offering. The Company sold approximately 28.4 units to accredited investors at $50,000 per unit. In addition to the common stock, the investors received one warrant for each share purchased representing 5,680,000 warrants exercisable at a price of $0.30 per share. These warrants are exercisable over a five year period. The Company also reserves the right to call these warrants with 30 days notice if the Company becomes listed on NASDAQ, the average daily trading volume is equal to or greater than 400,000 shares and the stock price is $0.75 per share or more.

     The Company currently has no external sources of liquidity.

     During Q1 2008, the Company used $635,225 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations. The Company does not expect to generate sufficient cash from existing operations to meet its capital requirements in the short term. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During Q1 2008, the Company used $9,717 in cash from investing activities. The cash flows were used to purchase certain assets.

     During Q1 2008, the Company received $1,019,243 in cash from financing activities. These cash flows were primarily from $1,245,000 for the issuance of common stock, $465,265 for the issuance of notes payable offset by $(565,272) in payments on debt relating to Customer Lists and asset purchase agreements.

Business Outlook, Risks and Uncertainties

     Economic Uncertainties

     Current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for fiscal year 2008 and its ability to continue as a going concern.

     Sufficiency of Working Capital

     As of March 31, 2008, the Company had a net working capital deficit of $1,818,551. The Company has inadequate financial resources to sustain its business activities. The Company could generate positive cash flows from operations with substantial reductions in personnel, however this would not prohibit the Company from executing its current acquisition strategy. The Company is currently spending approximating $115,000 more cash per month than it brings in.

     During the period from January 2008 through March 2008, the Company received $1,420,000 in proceeds from the Common Stock Offering. These proceeds were used for working capital and to satisfy short term note obligations. The Company estimates that it will need to raise an additional $1,500,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

     On April 23, 2008, the Company entered into an Asset Based Loan ("ABL") agreement with Celtic Capital Corporation ("CCC") in the form of a line of credit, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by the accounts receivables of the Company. The first advance to the Company was $710,000, net of fees, for working capital purposes. The current interest rate on the outstanding balance is nine percent per annum.

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

     (b)  Changes in Internal Control over Financial Reporting.

          During the course of the audit for the years ended December 31, 2007 and 2006 certain significant deficiencies and other deficiencies that are considered to be material weaknesses were identified. Management has started the process of recruiting the necessary accounting personnel to make sure the Company is adequately staffed as it grows through acquisitions. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     In the past, the Company has been subject to claims arising in the ordinary course of business, primarily vendor disputes. The Company settled certain overdue claims from certain service providers during the three months ended March 31, 2008. As of May 14, 2008, no such claims were outstanding.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended March 31, 2008 that have not been disclosed in reports on Form 8-K, except as set forth below.

     The Company sold 0.4 units for $20,000 totaling 80,000 shares of common stock to one accredited investor during March 2008. Each share contains one warrant to purchase one share of common stock at $0.30 per share. The Company exchanged $175,000 of notes into 2.5 units of the Company's private common stock offering.

     In connection with the sale of the common stock the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who were already shareholders of the Company as well as persons with whom Directors of the Company had a prior business relationship. The Company reasonably believes that all of these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A restrictive legend was placed on the certificates representing the securities issued.

     On December 4, 2007, the Company agreed to exchange stock for services rendered to the Company. Chuck Mache, a Director of the Company, received 16,000 shares in exchange for compensation valued at $4,000. Andrew Halperin, a Preferred Service Provider (PSP), received 8,000 shares valued at $2,000 in settlement for past due invoices. These shares were issued during the quarter ended March 31, 2008.

     In connection with the issuance of the shares of common stock for services, the Company relied upon the exemption provided by Section 4(2) of the Act. The Company reasonably believes that each of these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificates representing the securities issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     NONE

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.    Description
-----------    -----------
 10.1          Letter agreement with Azaria Management Group and Steven
               Jensen to amend promissory note

 10.2          Celtic Capital Corporation Asset Based Loan agreement

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

                                       AMERICAN TONERSERV CORP.



Date:  May 14, 2008                    By:/s/ Daniel J. Brinker
                                          Daniel J. Brinker
                                          Chief Executive Officer



                                       By:/s/ Ryan Vice
                                          Ryan Vice
                                          Chief Financial Officer