Form 10-Q
period 2008-08-15
AMERICAN TONERSERV CORP.
filed 2008-08-15
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 30, 2008

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

                      Commission File Number: 333-120688

                            AMERICAN TONERSERV CORP.
            (Exact name of registrant as specified in its charter)

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


Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                  Accelerated filer  [ ]
Non-accelerated filer (Do not check          Smaller reporting company [X]
If a smaller reporting company) [  ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 14, 2008 there were 64,640,572 Common Shares outstanding.

                   AMERICAN TONERSERV CORP. AND SUBSIDIARIES
                                FORM 10-Q

                            TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet
          June 30, 2008 (Unaudited) and December 31, 2007  ...........   3

          Condensed Consolidated Statements of Operations (Unaudited)
          Three Months and Six Months Ended June 30, 2008 and 2007 ...   4

          Condensed Consolidated Statements of Cash Flow (Unaudited)
          Three Months and Six Months Ended June 30, 2008 and 2007....   5

          Notes to Condensed Consolidated Financial Statements
          Unaudited) .................................................   7

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operation ........................  23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..  31

Item 4.   Controls and Procedures ....................................  31

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  32

Item 1A.  Risk Factors................................................  33

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  33

Item 3.   Defaults Upon Senior Securities ............................  33

Item 4.   Submission of Matters to a Vote of Security Holders ........  34

Item 5.   Other Information ..........................................  34

Item 6.   Exhibits ...................................................  34

          Signatures .................................................  35




                                      2


AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
                                                      June 30,   December 31,
ASSETS                                                  2008         2007
Current assets:                                   ------------   ------------
 Cash and cash equivalents                         $    21,603    $    60,196
 Accounts receivable, net                            1,368,271      1,326,891
 Inventory                                             882,610        715,328
 Prepaid expenses and other current assets              51,368         33,127
 Deferred compensation                                  43,469        471,298
 Deferred acquisition costs                             22,957          -
                                                   -----------    -----------
     Total current assets                            2,390,278      2,606,840

 Customer lists, net                                 3,697,156      4,002,862
 Goodwill                                            1,801,895      1,801,895
 Property and equipment, net                           358,542        394,745
 Other assets                                           31,522         29,959
                                                   -----------    -----------
     Total Assets                                  $ 8,279,393    $ 8,836,301
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Cash overdraft                                    $    15,463    $        -
 Accounts payable and accrued expenses               1,552,984      1,767,997
 Shareholder advances                                  142,345        431,095
 Revolving line of credit                              584,608             -
 Notes payable - current portion
  (net of unamortized discount of $128,614)            709,571      2,068,033
 Convertible notes payable, related parties
   -current portion(net of unamortized
   discount of $3,667)                                 152,583         31,250
 Convertible notes payable - current portion
  (net of unamortized discount of $49,453)           1,950,547        187,500
 Notes payable, related parties -
   current portion                                           -        150,000
 Deferred revenue                                      217,394         92,589
                                                   -----------    -----------
     Total current liabilities                       5,325,495      4,728,464
                                                   -----------    -----------
Long-term liabilities:
 Notes payable (net of unamortized
  discount of $270,881)                              1,018,084      1,281,400
  Convertible notes payable                            800,000        925,000
  Warrant liabilities                                  176,176        119,700
                                                   -----------    -----------
     Total long-term liabilities                     1,994,260      2,326,100
                                                   -----------    -----------
     Total liabilities                               7,319,755      7,054,564
                                                   -----------    -----------


                                      3


AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
(Continued)

Commitments and contingencies

Stockholders' equity:
 Common stock
  64,640,572 shares issued and outstanding              64,640         60,391
 Additional paid-in capital                         20,925,763     19,300,186
 Accumulated deficit                               (20,030,765)  (17,578,840)
                                                   ------------  ------------
     Total stockholders' equity                        959,638      1,781,737
                                                   ------------  ------------
     Total Liabilities and Stockholders' Equity   $  8,279,393    $ 8,836,301
                                                  ============    ===========


































The accompanying notes form an integral part of these condensed consolidated financial statements.



                                      4
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

                       Three months ended June 30,  Six months ended June 30,
                              2008           2007         2008        2007
	                 ----------    ---------     ---------    ---------
Revenues:
  Toner and supplies      $ 2,284,076   $  957,743   $ 4,538,965  $ 1,327,527
  Service                     478,471      140,887       913,261      161,671
                           ----------    ---------     ---------    ---------
Total revenues              2,762,547    1,098,630     5,452,226    1,489,198
                           ----------    ---------     ---------    ---------
Cost of sales:
  Toner                     1,424,389      602,576     2,877,603      818,540
  Service                     275,193      133,231       616,569      150,080
                           ----------    ---------     ---------    ---------
Total cost of sales         1,699,582      735,807     3,494,172      968,620

Gross profit                1,062,965      362,823     1,958,054      520,578

Operating expenses:
  Salaries and wages          682,724      410,358     1,356,660      719,222
  Professional fees and
   Services                   146,244      218,621       731,126      730,520
  Sales and marketing         286,986       60,966       480,207      210,987
  General and administrative  407,270      408,548       742,511      487,824
  Amortization of customer
   lists                      154,229      101,030       306,206      134,241
                           ----------     --------     ---------    ---------
Total operating expenses    1,677,453    1,199,523     3,616,710    2,282,794
                           ----------    ---------     ---------    ---------
Loss from operations         (614,488)    (836,700)   (1,658,656) (1,762,216)

Other income (expense):
  Change in fair value of
    warrant liability          (1,053)        5,555         1,874       5,662
  Gain on claims settlement       -             -              66       1,301
  Fair value of
   convertible debt          (375,000)       16,667      (362,500)      4,167

 Interest expense            (264,268)     (62,331)     (432,709)    (94,888)
                           ----------    ----------     ---------  ----------
Net loss                  $(1,254,809)  $ (876,809)     2,451,925 (1,845,974)
                          ===========    ==========     ========= ===========
Net Loss Per Share:
  Basic and diluted       $    (0.02)   $    (0.04)    $   (0.04) $    (0.08)
                          ===========   ===========    ========== ==========
Weighted average number of shares
  outstanding:
  Basic and diluted        64,542,512    23,631,639    62,233,698  23,293,352
                           ==========    ==========    ==========  ==========

The accompanying notes form an integral part of these condensed consolidated financial statements.
                                      5
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008

                                                    Six months ended June 30,
2008              2007
                                                   -----------    -----------
Cash flows from operating activities:
    Net loss for the period                       $(2,451,925)   $(1,845,974)

Adjustment to reconcile net loss to net cash
   (used in) provided by operating activities:
  Depreciation                                         64,838         13,586
  Amortization                                        306,206        134,241
  Accretion of notes discount                         172,671         49,184
  Change in fair value of warrant liability            (1,874)        (5,662)
  Fair value of convertible debt                      362,500         (4,167)
  Gain on claims settlement                               (66)        (1,301)
  Stock compensation                                  493,909        510,741
  Provision for doubtful accounts                      32,500           -
  Inventory write down                                     88           -

Change in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                              (73,880)       (525,032)
    Inventory                                       (167,370)      ( 148,429)
    Prepaid expenses and other current assets        (18,241)        (93,511)
    Other assets                                      (2,063)          -
   Increase (decrease) in liabilities:
    Accounts payable and accrued expenses           (168,201)        594,718
    Deferred revenue                                 124,805          75,275
						 -----------     -----------
   Net cash used in operating activities          (1,326,103)     (1,246,331)
						 -----------     -----------
Cash flows from investing activities:
   Purchase of Optima Technologies, LLC                  -          (866,265)
   Deferred acquisition costs                        (22,957)        (10,000)
   Purchase of property and equipment                (28,635)        (18,103)
						  -----------     -----------
   Net cash used in investing activities             (51,592)       (894,368)
						  -----------     -----------
Cash flow from financing activities
    Cash overdraft                                   (15,463)           -
    Proceeds from issuance of preferred stock            -         2,475,000
    Shareholder advances                            (188,750)           -
Issuance of common stock with detachable warrants  1,345,000            -
    Reimbursement of stock compensation               (3,000)           -
    Proceeds from revolving line of credit         2,653,908            -
    Payment of revolving line of credit           (2,069,300)
    Proceeds from issuance of convertible
    notes payable                                  1,400,000         100,000
    Issuance of notes payable                        446,265            -
    Payment of convertible notes payable             (50,000)        (50,000)
    Payment of auto notes payable                    (55,482)           -


                                      6
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2008
(Continued)

    Payment of notes payable                         (380,000)          -
    Payment of debt on customer list acquisitions  (1,775,002)      (314,016)
					             ---------	    ---------
    Net cash provided by financing activities       1,339,102      2,210,984
 						     ---------	    ---------
    Net decrease in cash                              (38,593)        70,285

    Cash and cash equivalents, beginning of period     60,196        171,220
						     ---------	    ---------
    Cash and cash equivalents, end of period       $   21,603     $  241,505
						     =========	    =========

Supplementary information:
Interest paid                                      $  270,290     $   42,579
						     =========	    =========
Non cash investing and financing transaction:
 Series C convetible Preferred stock issued
to settle accounts payable                          $     -       $   13,248
						     =========	    =========
 Issuance of notes payable for acquisition
of customer lists                                   $    -        $1,673,911
						     =========	    =========
 Deferred compensation on restricted stock and
option grants to non-employees                      $  427,832    $   72,878
						     =========	    =========
 Issuance of common stock in exchange
for consulting services	                            $   32,500    $     -
						     =========	    =========
 Issuance of common stock to settle accounts
payable                                             $   14,247     $  175,333
						     =========	    ==========

 Reduction of purchase price of customer list       $     -        $  128,000
						     =========	    ==========

 Conversion of notes payable into common
Stock offering                                       $ 175,000     $    -
						     =========	    ==========
Conversion of shareholder advance into
Common stock offering                                $ 100,000     $    -
					             =========	    ==========

The accompanying notes form an integral part of these condensed consolidated financial statements.
                                      7




AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements


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

                                      8

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Inventory and Inventory Reserve:

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. An inventory reserve of $68,500 was set up to account for obsolete inventory. During the quarter ended June 30, 2008, the Company wrote off $56,133 against the inventory reserve. At June 30, 2008, the inventory reserve was $12,367.


                  Finished Goods          $ 786,135
                  Raw Materials             108,842
                  Inventory Reserve	   (12,367)
                                          ---------
                  Total Inventory         $ 882,610
                                          =========

    Stock Based Compensation:

     The Company has two stock incentive plans (the "Plans"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under these Plans generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 plan was 7,500,000 at June 30, 2008. The total number of shares authorized to be granted under the 2005 plan was 10,000,000 at June 30, 2008. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and there were 32,883 options outstanding under the 1995 Plan.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three month and six month periods ended June 30, 2008 was $87,050 and $156,253, respectively. The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.









                                      9

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

                                 Six months ended    Six months ended
                                   June 30, 2008       June 30, 2007
                                 ------------------   ------------------

Dividend yield                          None                None
Expected volatility                     35.0%               35.0%
Risk-free interest rate              2.75%-5.1%          4.5%-5.1%
Expected terms (years)                5.5-6.3              5.7-6.3

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












                                     10
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     The following securities could potentially dilute basic earnings per share in the future:

                                                June 30,       June 30,
                                                  2008           2007
                                               ------------   ------------

     Options                                   12,460,483       8,444,036
     Common Stock Warrants		       20,088,669 (1)        -
     Common Stock Warrants - Dinosaur 		  750,000 (2)        -
     Common Stock Warrants		          655,000 (3)        -
     Common Stock Warrants - Convertible
       debt                                     1,625,000 (4)     593,412(10)
     Common Stock Warrants - Convertible
	 Debt - April 2008 offering	          862,500 (5)

     Convertible debt                           1,022,727 (6)   1,829,268(11)
     Convertible debt - 2008 offering		6,818,182 (7)
     Convertible Preferred Stock                     -    (8)  19,250,770(12)
     Acquisition Notes			        3,645,923 (9)	600,000(13)
                                               ----------      ----------
     Potential equivalent shares excluded      47,928,484      30,717,486
                                               ==========      ==========

(1) In addition to the outstanding options and common stock warrants, the Company has issued warrants in connection with a common stock offering. The investor received one warrant for each share purchased representing 20,088,669 warrants exercisable at a price of $0.30 per share. These warrants are exercisable over a five year period. The Company also reserves the right to call these warrants with 30 days notice if the Company becomes listed on NASDAQ, the average daily trading volume is equal to or greater than 400,000 shares and the stock price is $0.75 per share.

(2) On March 6, 2008, the Company issued 750,000 warrants to Dinosaur Securities per an amended termination agreement dated October 22, 2007. These warrants are exercisable at a price of $0.20 per share.

     Net Loss per Share (continued):

(3) The Company issued $327,500 of notes payable in December 2007 that contained two warrants for every dollar loaned to the Company. These notes have subsequently been paid off. At June 30, 2008 these warrants may be exercised to purchase 655,000 shares of common stock. The exercise price of the warrants is $0.30 per share.

(4) The holders of $850,000 of notes that were previously issued hold warrants that may be exercised to purchase a number of shares equal to 30% to 150% of the face value of the notes. The exercise price of the warrants will be equal to the price of shares sold in a PIPE offering. The Company

                                     11

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

estimated the number of warrants based on the price of $0.22 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.27 per share at June 30, 2008. At June 30, 2008, $225,000 of these notes was still outstanding.

(5) The Company issued $1,500,000 of convertible notes payable in April and May of 2008 that contained 57.5% warrant coverage for every dollar loaned to the Company. At June 30, 2008 these warrants may be exercised to purchase 862,500 shares of common stock. The exercise price of the warrants is $0.35 per share. These warrants are exercisable over a five year period. The Company also reserves the right to call these warrants with 30 days notice if the Company becomes listed on NASDAQ, the average daily trading volume is equal to or greater than 400,000 shares and the stock price is $0.75 per share.

 (6) Convertible debt, excluding convertible debt from acquisitions as described in subnote (9) below, was calculated based on $225,000 of convertible notes outstanding using an estimated conversion price of $0.22 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.27 per share at June 30, 2008.

(7) Convertible debt, excluding convertible debt from acquisitions as described in subnote (9) below, was calculated based on $1,500,000 of convertible notes outstanding issued in April and May of 2008, using an estimated conversion price of $0.22 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.27 per share at June 30, 2008.

(8) The Series C Convertible Shares were converted into Common Stock on October 11, 2007 by the majority vote of the Series C holders.

(9) Convertible debt from acquisitions includes the Tonertype and Optima convertible notes. The Optima convertible note of $300,000 converts into 1,500,000 shares based on a $0.20 share price. The Tonertype convertible note of $500,000 converts into 2,145,923 shares based on a $0.23 share price.

(10) In addition to the outstanding options and common stock warrants, the Company has issued $600,000 of notes as of June 30, 2007 that are convertible into common stock at a conversion price equal to the price of shares sold in a future offering of common stock. The holders of these notes also hold warrants that may be exercised to purchase a number of shares equal to 30% to 150% of the number of shares each holder would receive if their notes are converted into common stock. The exercise price of the warrants will be equal to the price of shares sold in the offering of common stock. The Company estimated the number of warrants based on the fair value of common stock of $0.41 per share at June 30, 2007.


                                     12

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

(11) Convertible debt was calculated based on $600,000 of convertible notes outstanding using an estimated conversion price of $0.33 per share, which represents a discount of 20%, the estimated discount of a PIPE offering, of the fair value of common stock of $0.41 per share at June 30, 2007.

(12) Preferred Series C Convertible Shares are convertible into ten shares of the Company's common stock at the option of the holders.

(13) The convertible note to Optima was calculated based on the share price of $0.50 per share of the terms of the agreement dated April 1, 2007.

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

	Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.27 was attached to the warrants which represents the fair value of common stock of at June 30, 2008, a 35% volatility and risk free interest rate of 3.34% based on the estimated lives ranging from 0.75 to 4.50 years, based on an estimated PIPE occurring in the third quarter of 2008.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is unknown, at June 30, 2008, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet. The total warrant liability as of June 30, 2008, was $176,176.

3.   Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $2,451,925 and had negative cash flows from operations of $1,326,103 for the six month period ended June 30, 2008 and had an accumulated deficit of $(20,030,765) and a working capital deficit of $(2,935,217) at June 30, 2008. The Company has significant cash requirements


                                     13
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

and is not generating enough cash flows from existing operations to cover its operating expenses. The Company has insufficient funds to meet its financial obligations as they become due as operations are currently using approximately $75,000 per month more than the amount of cash being realized from operations.

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

     The Company raised $2,820,000 through private offerings during the six months ended June 30, 2008. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

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


                                     14
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

4.   Recent Accounting Pronouncements (continued)

	In April 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Any unrealized gains and losses associated with the instruments or other balances for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We did not elect to fair value any of our financial assets or liabilities.

	In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". Under this statement an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development (IPR&D) is capitalized as an intangible asset and amortized over its estimated useful life. The adoption of SFAS No. 141(R) will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2009.

	In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51." This statement changes the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2009. The adoption of SFAS No. 160 will not impact our consolidated financial statements.

5.  Notes Payable

 During the quarter ended June 30, 2008, the Company paid off the seller note related to the Optima Technologies, LLC acquisition. The balance paid was $871,824.

During April 2008, the Company paid off two short-term notes of $75,000 each.


On May 13, 2008, the Company paid off the short-term note of $500,000 due to Tonertype.

6. Convertible Notes Payable

During the three months ended June 30, 2008, the Company issued $1,500,000 in convertible notes with detachable warrants.

                                     15

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

7. Shareholder Advances

   Shareholder advances that were made to the Company since September 2007 were originally interest free. During the quarter ended June 30, 2008, these advances were retroactively given an 8% interest rate per annum and interest expense has been recorded. At June 30, 2008 accrued interest relating to these advances to the Company was $27,318.

8.  Pension Plan

     The Company established a 401(k) benefit plan for its full time employees during the quarter ended March 31, 2008. Employees who have completed 1,000 hours of service and have reached the age of twenty-one are eligible to participate in the plan. The Company currently does not offer matching employer contributions.

9.  Stock-based Compensation

  	On March 6, 2008, the Company granted 750,000 warrants to Dinosaur Securities valued at $68,594 and was recognized as compensation during the three months ended March 31, 2008.

     On March 25, 2008, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC") to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services. As compensation for MFC's services, they received 1,965,265 shares of the Company's common stock valued at $500,000. Fifty percent of these shares were immediately vested and $265,311 was recognized as compensation during the three months ended March 31, 2008 (Note 8). No compensation was recognized during the three months ended June 30, 2008. Additional compensation will be recognized upon the completion of $5,000,000 in financing in accordance with the terms of the agreement with MFC.

     On April 2, 2008, the Company entered into a 90 day agreement with Jordan Goldstein of Stakeholder Communications to provide Investor Relations support to the company. In exchange for these services the company paid Ms. Goldstein $5,000 per month plus 30,000 shares at $0.25 per share. Stock Compensation expense of $7,500 was recorded during Q2 08 for these services.

     On April 15, 2008, the Company entered into an agreement to compensate a consultant for work performed during Q1 08 in stock valued at $25,000 instead of paying cash. The consultant received 100,000 shares valued at $0.25 per share.

     On April 25, 2008, the Company entered into an agreement to pay Workplace L. Ferrari, LLC in stock to pay for furniture that was recorded by the Company in December of 2007 as a payable when they received the furniture. Mr. Ferrari's company received 56,984 shares to satisfy this payable in the amount of $14,246.



                                      16

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10.  Restricted Stock

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

On March 25, 2008, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC") to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services (note 7). As compensation for MFC's services, they received 1,965,265 shares of the Company's common stock valued at $500,000. Fifty percent of these shares are restricted and will become vested upon the completion of $5,000,000 in financing.

Restricted shares totaling 1,000,000 shares previously granted to employee were fully vested at June 30, 2008.

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares.

     Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for employees. During the three and six months ended June 30, 2008 the Company recognized $1,875 and $3,750, respectively, in compensation expense.

     A summary of the changes in restricted stock outstanding during the six months ended June 30, 2008 is presented below:
                                                          Weighted
                                                          Average
                                                          Grant Date
                                            Shares        Fair Value
                                           ---------      ----------
     Non-vested shares
       at January 1, 2008                  2,750,000         $0.150
         Granted                             982,633         $0.250
         Vested                           (1,000,000)        $0.015
     Forfeited/Expired                    (1,750,000)        $0.001
                                           ---------        -------
     Non-vested shares
       at June 30, 2008                      982,633         $0.250
                                           =========        =======

The weighted average vesting period remaining for the restricted stock is three months.
                                     17

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

11.  Common Stock Warrants

     Common stock warrants were issued in 1998 and 1999, in connection with debt agreements, which have been fully repaid; these warrants expired on February 1, 2008. Common stock warrants have also been issued in connection with debt agreements relating to the Company's private debt offerings from 2004 to 2007. From October of 2007 to March of 2008, the Company issued warrants in a private equity offering. On March 6, 2008, the Company amended its original termination agreement dated October 22, 2007 with Dinosaur Securities. The Company issued 750,000 warrants to Dinosaur Securities in lieu of the 600,000 shares originally agreed upon as settlement. During April and May 2008, the Company issued 862,500 warrants in connection with debt agreements.

Warrants outstanding from those issued as of June 30, 2008, are as follows:

             Warrants issued in Convertible
               Debt Offerings - 2004 to 2007            1,625,000
            Warrants issued in Debt Offering              655,000
            Warrants issued in Common Stock
               Offering                                20,088,669
	       Warrants issued to Dinosaur Securities     750,000
		 Warrants issued in Convertible
		   Debt Offerings	 - 2008           862,500
		 Exercised in 2008                              -
                                                       ----------
             Balance at June 30, 2008                  23,981,169
                                                       ==========

	The warrants issued from convertible debt offerings from 2004 to 2007 have an estimated exercise price per share of $0.27. The warrants issued in the 2007 Common Stock Offering have an exercise price of per share of $0.30. The warrants issued with the debt offering have an exercise price of $0.30. The warrants issued from convertible debt offering in 2008 have an exercise price of $0.35 per share.

12.   Stock Option Plan

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

12.  Stock Option Plan (continued)

On March 5, 2008, the Company issued Rob Gutierrez 150,000 options in exchange for consulting services. These options have an exercise price of $0.25 per share and vest equally over 24 months.

On April 3, 2008, the Company granted 50,000 options each to two employees. These options have an exercise price of $0.25 per share with a twelve month vesting schedule.

On April 10, 2008, the Company granted 2,000,000 options to Chuck Mache, Board Chairman, under the 2008 Plan. These options have an exercise price of $0.28 per share with a four year vesting schedule.

On April 30, 2008, the Company granted 6,300 options to an employee. These options have an exercise price of $0.29 per share with a four year vesting schedule.

On May 12, 2008, the Company granted 100,000 options to a consultant. These options have an exercise price of $0.25 per share with a two year vesting schedule.

On June 11, 2008, the Company granted 50,000 options to an employee. These options have an exercise price of $0.30 per share with a four year vesting schedule.

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2008 is presented below:

                                                       Weighted
                                                        Average
                                            Weighted   Remaining
                                            Average   Contractual  Aggregate
                                            Exercise     Term      Intrinsic
                                  Shares    Price       (Years)      Value
                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2008   9,757,733   $0.22        8.51     $  725,750
  Granted                        2,711,300   $0.27        9.76     $   13,100
  Exercised                           -        -           -             -
  Forfeited/Expired                 (8,550)  $1.03         -             -
                                ----------   -----        ----     ----------
Outstanding at June 30, 2008    12,460,483   $0.23        8.67     $  914,350
                                ==========   =====        ====     ==========

Exercisable at June 30, 2008     4,766,701   $0.22        8.35     $  425,733
                                ==========   =====        ====     ==========

     The weighted average grant date fair value of options granted during the six-month period ended June 30, 2008 was $0.27.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

11.  Common Stock Warrants (continued)

     As of June 30, 2008, there was approximately $603,879 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.63 years, of which $43,469 is recorded as deferred compensation. A total of 886,129 options vested with a total fair value of $239,255 during the three-month period ended June 30, 2008. No options were exercised during the three-month period ended June 30, 2008.

13.  Letter of Credit

	The Company currently has a facility in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors and to provide working capital. The amount available for SBLC's is $660,000 and $300,000 of this line was used for working capital purposes. The SBLC amount matures at December 31, 2008. This line is personally guaranteed by certain officers and directors of the Company. The current SBLC's outstanding are approximately $509,000 to certain suppliers of the Company. Any draws on the letter of credit will accrue interest at 5 percent over the prime rate. The line of credit has an interest rate of 7.5% and is due and payable on September 30, 2008.

     On April 23, 2008, the Company entered into an Asset Based Loan ("ABL") agreement with Celtic Capital Corporation ("CCC") in the form of a revolving line of credit, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by the accounts receivables of the Company. The current interest rate on the outstanding balance is nine percent per annum. At June 30, 2008,
the balance outstanding was $584,608.   The Company had approximately
$120,000 in available credit at June 30, 2008.

15. Letters of Intent

     On April 24, 2008, the Company entered into a nonbinding Letter of Intent ("LOI") to purchase certain assets of the retail business of Pendl Companies, Inc.

     On June 6, 2008, the Company entered into a nonbinding Letter of Intent ("LOI") to purchase certain assets Imaging Technology Products.

     On June 25, 2008, the Company entered into a nonbinding Letter of Intent ("LOI") to purchase certain assets of Mid-America Environmental dba Alpha Laser and Alpha Imaging.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

16.  Commitments and Contingencies

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

     In the past, the Company has been subject to claims arising in the ordinary course of business, primarily vendor disputes. The Company settled certain overdue claims from certain service providers during the six months ended June 30, 2008 and a gain on claim settlements of $66 was recognized. As of August 10, 2008, no such claims were outstanding.

17.  Subsequent Events

	On July 8, 2008, the Board of Directors granted 300,000 options to William Robotham, director, and Thomas Hakel, director. These options are exercisable at $0.23 per share and vest in equal monthly installments over a four year period.

	On July 8, 2008, the Board of Directors granted 1,000,000 options to Daniel Brinker, President and CEO. These options are exercisable at $0.23 per share and vest over a four year period.

	On July 8, 2008, the Board of Directors granted 200,000 options to Andrew Beaurline, Senior Vice President of Corporate Development and Strategy. These options are exercisable at $0.23 per share and vest over a four year period.

     On July 8, 2008, the Board of Directors granted 750,000 options to Michael Ducey, Senior Vice President of Sales Marketing. These options are exercisable at $0.23 per share and vest over a four year period.

     On July 8, 2008, the Board of Directors granted 200,000 options to Aaron Brinker, Chief Operating Officer. These options are exercisable at $0.23 per share and vest over a four year period.

     On July 8, 2008, the Board of Directors granted 500,000 options to Ryan Vice, Chief Financial Officer. These options are exercisable at $0.23 per share and vest over a four year period.

     On July 8, 2008, the Board of Directors granted 250,000 options to Mark Warnell, Human Resources Manager. These options are exercisable at $0.23 per share and vest over a four year period.

     On July 11, 2008, the Company entered into a Letter of Intent ("LOI") to purchase certain assets of iPrint Technologies, Inc.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

17. Subsequent Events (Continued).

	During July 2008, the Company sold 1 unit to an accredited investor in a private offering for $100,000. Each unit consists of 333,333 shares of common stock and warrants to purchase 166,667 shares of common stock. The warrants are exercisable at $0.35 per share.

	On August 8, 2008, the Company entered into an agreement with a consultant for investor and public relations for 30,000 shares of common stock. The stock was valued at $7,500.

	On August 8, 2008, the Company granted 250,000 options to an employee with an exercise price of $0.25 per share. These options will vest over a four year period.

	On August 11, 2008, the Company entered into an agreement with a consultant to provide investor relations and develop business strategies for the Company. The consultant will be paid $25,000 in cash and 100,000 shares of common stock to perform these services. The stock was valued at $25,000.

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

     The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2007 and the related notes, contained in the Company's Annual Report on Form 10-KSB and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Three Months Ended June 30, 2008 and 2007

     Revenue. Revenue for the three months ended June 30, 2008 ("Q2 2008") was $2,762,547 as compared to $1,098,630 for the three month period ended June 30, 2007 ("Q2 2007"). The increase in revenue in Q2 2008 was primarily due to the acquisition of Tonertype LLC ("Tonertype"), which occurred in December 2007. Revenues from the sale of toner cartridges increased by $1,326,333 for three months ended June 30, 2008 compared to 2007 due to the acquisition of Tonertype. Revenues from service increased by $337,584 for the three months ended June 30, 2008 compared to 2007 due to the acquisition of Tonertype.
                                     23

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for Q2 2008 increased to $1,062,965 from $362,823 in Q2 2007. The gross profit margin in Q2 2008 was 38.5% compared to a gross profit margin for Q2 2007 of 33.0%. The Company's gross margins increased compared to Q2 2007 due to the higher margins associated with sales to customers acquired from Tonertype and better vendor pricing.

     Salaries and Wages. Salaries and wages expenses were $682,724 for Q2 2008 compared to $410,358 in Q2 2007. The Q2 2008 increase was due to the increase in employees due to the Tonertype acquisition. Stock based compensation also accounted for $73,159 of this expense in Q2 2008.

     Professional Fees and Services. Professional fees and services expenses were $146,244 in Q2 2008 compared to $218,621 in Q2 2007. This decrease was primarily due to the termination of a consulting agreement in December 2007.

     Sales and Marketing. Sales and marketing expenses were $286,986 for Q2 2008 compared to $60,966 in Q2 2007. The increase in Q2 2008 was primarily due to the acquisition of Tonertype, increased commissions paid out and the hiring of two additional sales persons in Q2 2008.

     General and Administrative. General and administrative expenses were $407,270 in Q2 2008 as compared to $408,548 in Q2 2007. General and Administrative expenses decreased slightly due to the termination of the Azaria management agreement which was partially offset by the acquisition of Tonertype and the Company's startup operations in North Carolina.

	Amortization Expense. Amortization expense was $154,229 in Q2 2008 as compared to $101,030 in Q2 2007. The increase was due to the acquisition of assets from Tonertype in December 2007.

     Other Income (Expense). During the three month period ended June 30, 2008, there was an increase of $201,937 in interest expense as compared to three month period ended June 30, 2007 as a result of the issuance of notes in connection with the Tonertype acquisition in 2007 and the issuance of notes in a private offering. There was an expense for the convertibility feature of the debt of $375,000 for the three month period ended June 30, 2008 compared to a gain of $16,667 during the three month period ended June 30, 2007. This was due to the Company issuing $1,500,000 in convertible notes during the three month period ended June 30, 2008.

Net Loss from operations. The net loss from operations for the three months ended June 30, 2008 was $614,488 compared to a net loss of $836,700 for the three months ended June 30, 2007. The decrease in the net loss of $222,212 for Q2 2008 was primarily related to the Tonertype acquisition and the cancellation of the Azaria management agreement.

Net Loss. The net loss for the three months ended June 30, 2008 was $1,254,809 compared to a net loss of $876,809 for the three months ended June 30, 2007. The increase in the net loss of $378,000 for Q2 2008 was primarily related to an increase in interest expense of $201,937 and fair value of the convertible debt of $375,000, offset somewhat by an increase in revenue and gross profit and operating expenses from the acquisitions of Optima Technologies, LLC ("Optima"), which occurred in April 2007, and Tonertype.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non-cash related expenses.

     Income (Loss) per Share. The net loss per share in Q2 2008 was $0.02 compared to a loss of $0.04 in Q2 2007. The decrease in the net loss per share was a result of the acquisition of Tonertype and an increased number of shares of common stock outstanding during Q2 2008.

Six Months Ended June 30, 2008 and 2007

     Revenue. Revenue for the six months ended June 30, 2008 ("YTD 2008") was $5,452,226 as compared to $1,489,198 for the six month period ended June 30, 2007 ("YTD 2007"). The increase in revenue for YTD 2008 was primarily due to the acquisitions of Optima Technologies LLC ("Optima") in April 2007 and Tonertype in December 2007. Revenues from the sale of toner cartridges increased by $3,211,438 for the six months ended June 30, 2008 compared to 2007. Revenues from service increased by $751,590 for the six months ended June 30, 2008 compared to 2007 due to the acquisitions of Optima and Tonertype.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for YTD 2008 increased to $1,958,054 from $520,578 for YTD 2007. The gross profit margin for YTD 2008 was 36% compared to a gross profit margin for YTD 2007 of 35%. The Company's gross margins increased compared to YTD 2007 due to the higher margins associated with the Tonertype acquisition.

     Salaries and Wages. Salaries and wages expenses were $1,356,660 for YTD 2008 compared to $719,222 for YTD 2007. The YTD 2008 increase was due to the increase in employees due to the Optima and Tonertype acquisitions. Stock based compensation also accounted for $131,361 of this expense for YTD 2008 as compared to $85,955 for YTD 2007.

     Professional Fees and Services. Professional fees and services expenses were $731,126 for YTD 2008 compared to $730,520 for YTD 2007. During the six months ended June 30, 2008 and 2007 the amounts paid in the form of common stock and warrants for professional fees and services were $370,017 and $319,238, respectively.

     Sales and Marketing. Sales and marketing expenses were $480,207 for YTD 2008 and $210,987 for YTD 2007. The increase for YTD 2008 was primarily due to the addition of six sales persons from the acquisitions of Tonertype and Optima, increased commissions paid and the hiring of two additional sales persons during Q2 2008.

     General and Administrative. General and Administrative expenses were $742,511 for YTD 2008 and $487,824 for YTD 2007. General and Administrative expenses increased due to the acquisitions of Optima and Tonertype.

	Amortization Expense. Amortization expense was $306,206 for YTD 2008 and $134,241 for YTD 2007. The increase was due to the acquisition of Optima in April 2007 and Tonertype in December 2007.

     Other Income (Expense). During YTD 2008, there was an increase of $337,821 in interest expenses as compared to YTD 2007 as a result of the issuance of notes in connection with the acquisitions that occurred in 2007 and the issuance of notes in a private offering. There was an expense for the convertibility feature of the debt of $362,500 for YTD 2008 compared to a gain of $4,167 for YTD 2007. This was due to the issuance of convertible notes in a private offering during YTD 2008.

     Net Loss from operations. The net loss for the six months ended June 30, 2008 was $1,658,656 compared to a net loss of $1,762,216 for the six months ended June 30, 2007. The decrease in the net loss of $103,560 for YTD 2008 was primarily related to the acquisition of Tonertype partially offset by the increased amortization expense due to the Tonertype customer list of $171,965.

     Net Loss. The net loss for the six months ended June 30, 2008 was $2,451,925 compared to a net loss of $1,845,974 for the six months ended June 30, 2007. The increase in the net loss of $605,951 for YTD 2008 was primarily related to an increase in interest expense of approximately $337,821 and an increase in loss of $366,667 on fair value of the convertible debt, offset somewhat by an increase in revenue and gross profit and operating expenses from the acquisition of Tonertype.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non-cash related expenses.

     Income (Loss) per Share. The net loss per share in YTD 2008 was $0.04 compared to a loss of $0.08 in YTD 2007. The decrease in the net loss per share was a result of the increased number of shares of common stock outstanding during Q1 2008 and better operational results.

Non-GAAP Measure:

     EBITDA and Adjusted EBITDA presented in this report are a supplemental measure of our performance that is not required by or presented in accordance with GAAP. These measures are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of our liquidity.

     EBITDA represents net income before interest, taxes, depreciation and amortization. Adjusted EBITDA represents net income before interest, taxes, depreciation, amortization and other non-cash related expenditures. We present EBITDA and Adjusted EBITDA because we consider them important supplemental measures of our performance and liquidity. We believe investors may also find these measures meaningful, given how our management makes use of them. The following is a discussion of our use of these measures.

     We use EBITDA and Adjusted EBITDA to measure and compare the performance of our operating segments. We also use EBITDA and Adjusted EBITDA to measure performance for determining division-level compensation. We also use EBITDA and Adjusted EBITDA as a measurement to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. We also use EBITDA and Adjusted EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

    EBITDA and Adjusted EBITDA have limitations as an analytical tool, and you should not consider them in isolation, or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are as follows:

     * They do not reflect our cash expenditures, or future requirements for capital expenditures and contractual commitments;

     * They do not reflect changes in, or cash requirements for, our working capital needs;

     * They do not reflect the interest expense, or the cash requirements necessary to service interest or principal payments on our debt;

     * Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect any cash requirements for such replacements; and

     * Other companies, including companies in our industry, may calculate these measures differently than we do, limiting their usefulness as comparative measures.

     Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only as supplements.

     We have presented adjusted net EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2008 and 2007 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2008 and 2007.

      The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

                     Three Months Ended June 30,    Six Months Ended June 30,
                           2008          2007           2008         2007
                       -----------   -----------    -----------   -----------
Cash flows provided by
operating activities   $ (690,878)   $ (629,417)   $(1,326,103) $ (1,246,331)
Changes in operating
assets and liabilities    202,514        16,418        304,950        96,979
Non-cash (expenses) income,
including depreciation and
amortization             (766,445)     (263,810)    (1,430,772)     (696,622)
Interest expense, net     264,268        62,331        432,709        94,888
                       -----------   -----------    -----------   -----------
EBIT                     (990,541)     (814,478)    (2,019,216)   (1,751,086)
Depreciation and
amortization              186,869       111,164        371,044       147,827
                       -----------   -----------    -----------   -----------
EBITDA                   (803,672)     (703,314)    (1,648,172)   (1,603,259)
Interest expense         (264,268)      (62,331)      (432,709)      (94,888)
Depreciation and
  amortization           (186,869)     (111,164)      (371,044)     (147,827)
                      -----------   -----------    -----------   -----------
Net loss              $(1,254,809)   $ (876,809)   $(2,451,925) $ (1,845,974)
                      ===========   ===========    ===========   ===========

The following is a reconciliation of net loss to EBITDA:

                     Three Months Ended June 30,   Six Months Ended June 30,
                           2008          2007           2008         2007
                       -----------   -----------    -----------   -----------
Net loss             $(1,254,809)   $ (876,809)   $(2,451,925)  $(1,845,974)
Interest expense, net    264,268        62,331        432,709        94,888
                       -----------   -----------    -----------   -----------
EBIT                    (990,541)     (814,478)    (2,019,216)   (1,751,086)
Depreciation and
amortization             186,869       111,164        371,044       147,827
                       -----------   -----------    -----------   -----------
EBITDA               $  (803,672)   $ (703,314)   $(1,648,172)  $(1,603,259)
                      ===========   ===========    ===========   ===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

                   Three Months Ended June 30,   Six Months Ended June 30,
                        2008          2007           2008         2007
                    -----------   -----------    -----------   -----------
EBITDA            $  (803,672)   $ (703,314)   $(1,648,172) $ (1,603,259)
Stock related
compensation           88,926       143,970        493,909       510,741

Fair value of
conversion feature of
convertible debt      375,000       (16,667)       362,500        (4,167)
Fair value of warrant
liabilities            (4,801)       (5,769)        (1,874)       (5,662)
Bad debt allowance
for new entities           -              -         32,500           -
                    -----------   -----------    -----------   -----------
ADJUSTED EBITDA   $  (344,547)   $ (581,780)   $  (761,137)  $ (1,102,347)
                   ===========   ===========    ===========   ===========

Liquidity and Capital Resources

     At June 30, 2008, the Company had a working capital deficit of $2,935,217 including cash and equivalent balances of $21,603 compared to a working capital deficit balance of $2,121,624 at December 31, 2007.

     Accounts receivable increased from $1,326,891 at December 31, 2007 to $1,368,271 at June 30, 2008. The increase was primarily due to increased revenues associated with the Company establishing its North Carolina operations beginning March 1, 2008.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, decreased from $1,767,997 at December 31, 2007 to $1,552,985 at June 30, 2008. The
decrease was primarily due to the Company paying accrued legal fees of $85,000, a year end bonus of $15,000 to an ISP and settling a past due payable of $15,000 to a vendor.

     The Company entered into no derivative financial instrument arrangements for the six months ended June 30, 2008.

     During the period from January 2008 through April 2008, the Company raised $1,520,000 through a private common stock offering, which included $175,000 in notes exchanged for units in the private offering. The Company sold approximately 30.4 units to accredited investors at $50,000 per unit, each unit consisting of 200,000 shares of common stock and 200,000 warrants to purchase 200,000 shares of common stock exercisable at a price of $0.30 per share. During April and May of 2008, the Company raised $1,500,000 through a private convertible debt offering, which included $100,000 in shareholder advances exchanged for units in the offering. In addition to the convertible notes, the investors received warrants to purchase 862,500 shares of common stock exercisable at a price of $0.35. These warrants are exercisable for five years. The Company reserved the right to call these warrants with 30 days notice if the Company becomes listed on NASDAQ, the average daily trading volume is equal to or greater than 400,000 shares and the stock price is $0.75 per share or more.

     The Company currently has no external sources of liquidity.

     During the six months ended June 30, 2008, the Company used $1,326,103 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations. The Company does not expect to generate sufficient cash from existing operations to meet its capital requirements in the short term. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the six months ended June 30, 2008, the Company used $51,592 in cash from investing activities. The cash flows were used to purchase certain assets.

     During the six months ended June 30, 2008, the Company received $1,339,102 in cash from financing activities. These cash flows were primarily from $1,345,000 for the issuance of common stock, $446,265 for the issuance of notes payable, $1,400,000 for the issuance of convertible notes payable, $2,653,908 from draws on a revolving line of credit offset by $2,069,300 in payments on the revolving line of credit, $1,775,002 in payments on debt relating to Customer Lists and asset purchase agreements, $188,750 in payments on shareholder advances and $485,482 relating to other notes payable.

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

     Sufficiency of Working Capital

     As of June 30, 2008, the Company had a net working capital deficit of $2,935,217. The Company has inadequate financial resources to sustain its business activities. The Company could generate positive cash flows from operations with substantial reductions in personnel. However, this would prohibit the Company from executing its current acquisition strategy. The Company is currently spending approximating $115,000 more cash per month than is generated from operations.

     During the quarter ended March 31, 2008, the Company received $1,420,000 in proceeds from the Common Stock Offering. During the quarter ended June 30, 2008, the Company received $1,500,000 in proceeds from a Convertible Note Offering, which included shareholder advances of $100,000 being converted into the Note Offering. These proceeds were used for working capital and to satisfy short term note obligations. The Company estimates that it will need to raise an additional $1,500,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.
                                     30

      On April 23, 2008, the Company entered into an Asset Based Loan ("ABL") agreement with Celtic Capital Corporation ("CCC") in the form of a line of credit, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by the accounts receivables of the Company. The current interest rate on the outstanding balance is nine percent per annum. The balance due was $584,608 at June 30, 2008. The approximate availability of the line was $120,000 at June 30, 2008.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

     (a)  Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our


                                     31
Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. During Management's evaluation of the effectiveness of internal controls, Management concluded that there are material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

     Management has already hired an Accounting Manager for its Florida operations along with a Controller for its Headquarters who will report directly to the Chief Financial Officer. Management is committed to ensuring that proper internal controls are in place and operating effectively and believe that additional accounting personnel will be required to make sure the Company is adequately staffed as it grows through acquisitions.

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


                        Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Form 10-QSB for the quarter ending March 31, 2008.

                                     32

ITEM 1A.  RISK FACTORS

	Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended June 30, 2008 that have not been disclosed in reports on Form 8-K, except as set forth below.

	During April 2008, the Company sold a total of 2 units, each unit consisting of 100,000 shares of common stock and warrants to purchase 100,000 shares of common stock to four accredited investors for an aggregate $100,000. The warrants are exercisable at $0.30 per share.

     In connection with the sale of the units the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who were already shareholders of the Company as well as persons with whom Directors of the Company had a prior business relationship. The Company reasonably believes that all of these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A restrictive legend was placed on the certificates representing the securities issued.

     n April 2, 2008, the Company agreed to exchange stock for services rendered to the Company. Jordan Goldstein, a consultant to the Company, received 30,000 shares in exchange for compensation valued at $7,500.

     On April 15, 2008, the Company agreed to exchange stock for services rendered to the Company. Mark Smith, a consultant to the Company, received 100,000 shares in exchange for compensation valued at $25,000.

     On April 25, 2008, the Company agreed to exchange stock for goods sold to the Company. Workplace L. Ferrari, LLC received 56,984 shares in exchange for goods valued at $14,246.

     In connection with the issuance of the shares of common stock for services and goods, the Company relied upon the exemption provided by Section 4(2) of the Act. The Company reasonably believes that each of these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificates representing the securities issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable

                                     33

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.    Description
-----------    -----------

   10.1 2008 Nonqualified Stock Incentive Plan(Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K filed on April 16, 2008.

   10.2        Asset Based Loan Agreement with Celtic Capital Corporation.
               Filed herewith electronically.

   31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith electronically.

   31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a). Filed herewith electronically.

   32.1 Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

   32.2        Certification of Principal Financial Officer pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.





                                     34






                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN TONERSERV CORP.



Date:  August 14, 2008                 By: /s/ Daniel J. Brinker
                                          Daniel J. Brinker
                                          Chief Executive Officer



                                       By: /s/ Ryan Vice
                                          Ryan Vice
                                          Chief Financial Officer


























                                     35