Form 10-Q
period 2008-11-14
AMERICAN TONERSERV CORP.
filed 2008-11-14
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549

                                FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2008

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

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 11, 2208 there were 75,558,494 Common Shares outstanding.

                 AMERICAN TONERSERV CORP. AND SUBSIDIARIES
                                 FORM 10-Q

                              TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet
          September 30, 2008 (Unaudited) and December 31, 2007  ......   3

          Condensed Consolidated Statements of Operations (Unaudited) Three Months and Nine Months Ended
          September 30, 2008 and 2007 ................................   5

          Condensed Consolidated Statements of Cash Flow (Unaudited)
          Nine Months Ended
          September 30, 2008 and 2007.................................   6

          Notes to Condensed Consolidated Financial Statements
          Unaudited) .................................................   8

Item 2.   Management's Discussion and Analysis of Financial
          Conditions and Results of Operation ........................  22

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..  31

Item 4.   Controls and Procedures ....................................  31

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  33

Item 1A.  Risk Factors................................................  33

Item 2.   Unregistered Sales of Equity Securities and Use of
          Proceeds ...................................................  33

Item 3.   Defaults Upon Senior Securities ............................  34

Item 4.   Submission of Matters to a Vote of Security Holders ........  34

Item 5.   Other Information ..........................................  34

Item 6.   Exhibits ...................................................  34

          Signatures .................................................  36








                                     2
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited)
                                                 September 30,   December 31,
ASSETS                                                  2008         2007
Current assets:                                   ------------   ------------
 Cash and cash equivalents                         $     5,421    $    60,196
 Accounts receivable, net                            1,364,452      1,326,891
 Inventory                                             921,866        715,328
 Prepaid expenses and other current assets              79,537         33,127
 Deferred compensation                                  47,026        471,298
 Deferred acquisition costs                             94,391              -
                                                   -----------    -----------
     Total current assets                            2,512,693      2,606,840

 Intangible assets, net                              3,541,432      4,002,862
 Goodwill                                            1,801,895      1,801,895
 Property and equipment, net                           397,116        394,745
 Other assets                                           38,941         29,959
                                                   -----------    -----------
     Total assets                                  $ 8,292,077    $ 8,836,301
                                                   ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Cash overdraft                                    $    86,415    $         -
 Accounts payable and accrued expenses               1,861,585      1,767,997
 Shareholder advances                                  142,345        431,095
 Revolving line of credit                              622,041              -
 Notes payable - current portion
  (net of unamortized discount of $140,028
  and $223,120 at September 30, 2008 and
  December 31, 2007, respectively)                   1,021,295      2,068,033
 Convertible notes payable, current portion
  (net of unamortized discount of $38,531
  and $0 at September 30, 2008 and
  December 31, 2007, respectively)                   1,861,469 	    218,750
 Notes payable, related parties -
  current portion                                            -        150,000
 Deferred revenue                                      107,455         92,589
                                                   -----------    -----------
     Total current liabilities                       5,702,605      4,728,464
                                                   -----------    -----------
Long-term liabilities:
 Notes payable (net of unamortized discount
   of $258,210 and $343,815 at September 30, 2008
   and December 31, 2007, respectively)                985,387      1,281,400
 Convertible notes payable                                   -        925,000
 Warrant liabilities                                   301,018        119,700
                                                   -----------    -----------
     Total long-term liabilities                     1,286,405      2,326,100
                                                   -----------    -----------
     Total liabilities                               6,989,010      7,054,564
                                                   -----------    -----------




                                     3
AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (Unaudited) (continued)


 Commitments and contingencies
Stockholders' equity:
 Common stock
  69,574,828 and 60,390,956 shares issued and
  outstanding at September 30, 2008 and
  December 31, 2007, respectively                       69,575         60,391
 Additional paid-in capital                         22,220,338     19,300,186
 Accumulated deficit                               (20,986,846)   (17,578,840)
                                                   ------------  ------------
     Total stockholders' equity                      1,303,067      1,781,737
                                                   ------------  ------------
     Total liabilities and stockholders' equity   $  8,292,077    $ 8,836,301
                                                   ============   ===========






































                                     4


AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)
                              Three months ended           Nine months ended
                                 September 30,              September 30,
                              2008           2007         2008        2007
                           ----------    ---------     ---------    ---------
Revenues:
  Toner and supplies      $ 2,355,070   $  964,909   $ 6,894,035  $ 2,292,436
  Service                     298,788      121,693     1,212,049      283,364
                           ----------    ---------     ---------    ---------
Total revenues              2,653,858    1,086,602     8,106,084    2,575,800
                           ----------    ---------     ---------    ---------
Cost of sales:
  Toner                     1,409,625      638,392     4,287,228    1,456,932
  Service                     166,059      119,094       782,628      269,174
  Inventory write-down              -       68,500             -       68,500
                           ----------    ---------     ---------    ---------
Total cost of sales         1,575,684      825,986     5,069,856    1,794,606

Gross profit                1,078,174      260,616     3,036,228      781,194

Operating expenses:
  Salaries and wages          717,517      398,776     2,074,177    1,161,649
  Professional fees and
   services                   217,143      418,965       948,270    1,149,485
  Sales and marketing         237,333       44,327       717,540      211,663
  General and administrative  460,065      389,113     1,202,576      876,937
  Amortization of
   intangible assets          155,224       97,981       461,430      232,222
                           ----------     --------     ---------    ---------
Total operating expenses    1,787,283    1,349,162     5,403,993    3,631,956
                           ----------    ---------     ---------    ---------
Loss from operations         (709,109)  (1,088,546)   (2,367,765)  (2,850,762)

Other (expense) income:
  Change in fair value of
    warrant liability         (98,259)         670       (96,385)       6,332
  Gain on claims settlement         -            -            66        1,301
  Fair value of
   convertible debt            31,250      (50,000)     (331,250)     (45,833)
  Interest expense           (179,963)     (96,161)     (612,672)    (191,049)
                           ----------    ----------     ---------   ----------
Net loss                  $  (956,081)  (1,234,037)   (3,408,006)  (3,080,011)
                          ===========    ==========    ==========  ===========
Net Loss Per Share:
  Basic and diluted       $    (0.01)   $    (0.05)    $   (0.05)  $    (0.13)
                          ===========   ===========    ==========  ===========
Weighted average number
  of shares outstanding:
  Basic and diluted        65,605,456    23,676,336    64,032,972  23,420,257
                           ==========    ==========    ==========  ==========

The accompanying notes form an integral part of these condensed consolidated financial statements.
                                     5



AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008

                                              Nine months ended September 30,
                                                       2008           2007
                                                   -----------    -----------
Cash flows from operating activities:
    Net loss for the period                       $(3,408,006)   $(3,080,011)

Adjustment to reconcile net loss to net cash
   (used in) provided by operating activities:
  Depreciation and amortization                       562,935        256,261
  Accretion of notes discount                         215,099         80,582
  Change in fair value of warrant liability            96,385         (6,332)
  Fair value of convertible debt                      331,250         45,833
  Gain on claims settlement                               (66)        (1,301)
  Stock based compensation                            613,362        811,065
  Provision for doubtful accounts                      32,500         23,000
  Inventory write down                                     88         68,500

Change in operating assets and liabilities:
  (Increase) decrease in assets:
    Accounts receivable                              (70,061)       (527,295)
    Inventory                                       (206,626)       (242,670)
    Prepaid expenses and other current assets        (46,410)        (27,419)
    Other assets                                      (8,982)              -
   Increase in liabilities:
    Accounts payable and accrued expenses            166,400         737,294
    Deferred revenue                                  14,866          55,675
                                                  -----------     -----------
   Net cash used in operating activities          (1,707,266)     (1,806,818)
                                                  -----------     -----------
Cash flows from investing activities:
   Purchase of Optima Technologies, LLC                    -        (866,265)
   Deferred acquisition costs                        (94,391)       (107,008)
   Purchase of property and equipment               (103,876)        (18,103)
                                                  -----------     -----------
   Net cash used in investing activities            (198,267)       (991,376)
                                                  -----------     -----------
Cash flow from financing activities
    Cash overdraft                                    86,415               -
    Proceeds from issuance of preferred stock              -       2,575,000
    Proceeds from issuance of common stock                 -           3,000
    Shareholder advances                            (188,750)        490,000
    Issuance of common stock with detachable
warrants                                           1,470,500               -
    Reimbursement of stock compensation               (3,000)              -
    Proceeds from revolving line of credit         5,297,879               -
    Payment of revolving line of credit           (4,675,838)              -
    Proceeds from issuance of convertible
      notes payable                                1,400,000         400,000
    Issuance of notes payable                        796,265               -
    Payment of debt                               (2,332,713)       (766,019)
                                                    ---------       ---------
    Net cash provided by financing activities      1,850,758       2,701,981
                                                    ---------       ---------
    Net decrease in cash                             (54,775)        (96,213)

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008
(Continued)

    Cash and cash equivalents, beginning of period     60,196        171,220
                                                    ---------      ---------
    Cash and cash equivalents, end of period       $    5,421     $   75,007
                                                    =========      =========

Supplementary information:
Interest paid                                      $  305,031     $  116,612
                                                    =========      =========
Non cash investing and financing transaction:
 Series C convertible Preferred stock issued
 to settle accounts payable                        $        -     $   13,248
                                                    =========      =========
Issuance of notes payable for acquisition
 of customer lists                                 $        -     $1,673,911
                                                    =========      =========
Deferred compensation on restricted stock and
 option grants to non-employees                    $  427,832     $  397,922
                                                    =========      =========
Issuance of common stock in exchange
 for consulting services                           $   58,499     $        -
                                                    =========      =========
Issuance of common stock to settle accounts
 payable                                           $   14,247     $  177,000
                                                    =========      =========

Reduction of purchase price of customer list       $        -     $  213,126
                                                    =========      =========

Conversion of notes payable into common
 Stock offering                                    $  175,000     $        -
                                                    =========      =========
Conversion of shareholder advance into
 Convertible debt                                  $  100,000     $        -
                                                    =========      =========
Reduction in fair value of Optima convertible
 Note                                    	         $        -     $  168,000
                                                    =========      =========
Conversion of convertible notes payable into
 common stock                                      $1,025,000     $        -
                                                    =========      =========






The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements


1.   The Company

     Organization and Business Activity:

     The Company was incorporated in the state of Delaware on May 30, 1995. The Company is a national distributor of compatible printer toner cartridges and it services printers and other office equipment through its Preferred Provider Network. The Company is located in Santa Rosa, California and has operations in Tampa, Florida and Morrisville, North Carolina.

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

     Principles of Consolidation:

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Optima Technologies, LLC, Tonertype LLC and NC TonerServ, LLC. (collectively referred to as the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Inventory and Inventory Reserve:

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. An inventory reserve of $68,500 was recorded to account for obsolete inventory during September 2007. This inventory was disposed of during the nine months ended September 30, 2008, and written off against the inventory reserve. At September 30, 2008, there was no inventory reserve compared to $68,500 at December 31, 2007.

     						September 30, 2008   December 31, 2007

                  Finished Goods          $ 872,882          $ 681,994
                  Raw Materials              48,984            101,834
                  Inventory Reserve               -            (68,500)
                                          ---------          ---------
                  Total Inventory         $ 921,866          $ 715,328
                                          =========          =========

    Stock Based Compensation:

     The Company has two stock incentive plans (the "Plans"), administered by the Board of Directors, which provide for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under these Plans generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 Plan was 7,500,000 at September 30, 2008. The total number of shares authorized to be granted under the 2005 Plan was 10,000,000 at September 30, 2008. The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and there were 32,883 options outstanding under the 1995 Plan.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Stock-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three month and nine month periods ended September 30, 2008 was $119,453 and $277,516, respectively. The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

                                 Nine months ended    Nine months ended
                                 September 30, 2008   September 30, 2007
                                 ------------------   ------------------

Dividend yield                          None                None
Expected volatility                     35.0%               35.0%
Risk-free interest rate              2.52%-5.1%           4.0%-5.1%
Expected terms (years)                5.5-6.3              5.7-6.3

     The Company calculates the expected volatility for stock-based awards using the historical volatility for its peer group public companies because sufficient historical data does not yet exist for the Company's stock. The risk free interest rates were determined by the rates of the 5 and 7 year treasury bills on the grant date of the options. The expected term was determined in accordance with Staff Accounting Bulletin No. 110.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

2. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     The following securities, which include options, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

                                              September 30,    September 30,
                                                  2008           2007
                                              ------------     ------------

     Potential equivalent shares excluded      45,677,529      36,308,498
                                               ==========      ==========

     Convertible Debt Securities:

     The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities on the balance sheet as a component of the overall fair value of the host securities. The Company estimates fair value based on the intrinsic value of common stock by determining the difference between the total shares converted at fair value and the total shares converted at a 20% discount, which is the estimated discount of a PIPE offering.

     Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.35 was attached to the warrants which represents the fair value of common stock at September 30, 2008, a 35% volatility and risk free interest rate of 2.98% based on the estimated lives ranging from 1.75 to 4.50 years, based on an estimated PIPE occurring in the third quarter of 2009.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is unknown, at September 30, 2008, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

3.   Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $3,408,006 and had negative cash flows from operations of $1,707,266 for the nine month period ended September 30, 2008 and had an accumulated deficit of $20,986,846 and a working capital deficit of $3,189,912 at September 30, 2008. The Company has significant cash requirements and is not generating enough cash flows from existing operations to cover its operating expenses.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3.   Going Concern (Continued)

     During the three months ended September 30, 2008 operations were consuming approximately $100,000 per month more than the amount of cash being realized from operations. As of October 31, 2008, the Company concluded its acquisition of iPrint Technologies, LLC which Management anticipates will put it in a cash flow breakeven position.

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

     The Company raised $3,270,000 through private offerings during the nine months ended September 30, 2008. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

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

5. Shareholder Advances

       Shareholder advances that were made to the Company since September 2007 were originally interest free. During the quarter ended June 30, 2008, these advances were retroactively given an 8% interest rate per annum and interest expense has been recorded. At September 30, 2008 accrued interest relating to these advances to the Company was $30,563.

6.  Stock-based Compensation

     On March 6, 2008, the Company granted 750,000 warrants to Dinosaur Securities valued at $68,594 and was recognized as compensation during the three months ended March 31, 2008.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

6.  Stock-based Compensation (continued)

       On March 25, 2008, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC") to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services. As compensation for MFC's services, they received 1,965,265 shares of the Company's common stock valued at $500,000. Fifty percent of these shares were immediately vested and $265,311 was recognized as compensation during the three months ended March 31, 2008. No compensation was recognized during the three months ended June 30, 2008 or the three months ended September 30, 2008. Additional compensation will be recognized upon the completion of $5,000,000 in financing in accordance with the terms of the agreement with MFC.

     On April 2, 2008, the Company entered into an agreement with a consultant to provide Investor Relations support to the company. In exchange for these services the company paid $5,000 per month plus 30,000 shares at $0.25 per share. Stock compensation expense of $7,500 was recorded during the three months ended June 30, 2008 for these services. This contract was renewed on August 11, 2008 for $2,500 per month plus an additional 30,000 shares. Stock compensation expense of $7,500 was recorded during the three months ended September 30, 2008 for these services.

     On April 15, 2008, the Company entered into an agreement to compensate a consultant for work performed during the first quarter of 2008 in stock valued at $25,000 instead of paying cash. The consultant received 100,000 shares valued at $0.25 per share.

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

     On August 11, 2008, the Company entered into an agreement with a consultant to provide investor relations and develop business strategies for the Company. The consultant was paid $25,000 in cash and 100,000 shares of common stock to perform these services. The stock was valued at $25,000.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

7.  Restricted Stock

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

Restricted shares totaling 1,000,000 shares previously granted to an employee were fully vested at June 30, 2008.

     Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares.

     A summary of the changes in restricted stock outstanding during the nine months ended September 30, 2008 is presented below:
                                                          Weighted
                                                          Average
                                                          Grant Date
                                            Shares        Fair Value
                                           ---------      ----------
     Non-vested shares
       at January 1, 2008                  2,750,000         $0.150
         Granted                             982,633         $0.250
         Vested                           (1,000,000)        $0.015
     Forfeited/Expired                    (1,750,000)        $0.001
                                           ---------        -------
     Non-vested shares
       at September 30, 2008                 982,633         $0.250
                                           =========        =======

The weighted average vesting period remaining for the restricted stock is twelve months.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

8.  Common Stock Warrants

     Common stock warrants were issued in 1998 and 1999, in connection with debt agreements, which have been fully repaid; these warrants expired on February 1, 2008. Common stock warrants have also been issued in connection with debt agreements relating to the Company's private debt offerings from 2004 to 2007. From October of 2007 to March of 2008, the Company issued warrants in a private equity offering. During April and May 2008, the Company issued 862,500 warrants in connection with debt agreements. During the three months ended September 30, 2008 the Company issued 200,000 warrants in connection with debt agreements and 541,677 were issued with equity instruments.

Warrants outstanding from those issued as of September 30, 2008, are as follows:

             Warrants issued in Convertible
               Debt Offerings - 2004 to 2007            1,276,786
             Warrants issued in Debt
               Offering - 2007                            655,000
             Warrants issued in Common Stock
               Offerings in 2007 and 2008              20,630,336
             Warrants issued to Dinosaur Securities       750,000
             Warrants issued in Debt
               Offerings - 2008                         1,062,500
             Exercised in 2008                                  -
                                                       ----------
             Balance at September 30, 2008             24,374,622
                                                       ==========

     The warrants issued from convertible debt offerings from 2004 to 2007 have an estimated exercise price per share of $0.28. The warrants issued in the 2007 Common Stock Offering have an exercise price of $0.30 per share. The warrants issued in the 2008 Common Stock Offering have an exercise price of $0.35 per share. The warrants issued with the debt offering in 2007 have an exercise price of $0.30. The warrants issued from debt offerings in 2008 have an exercise price of $0.35 per share and $0.30 per share, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

9.  Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2008 is presented below:

                                                       Weighted
                                                        Average
                                            Weighted   Remaining
                                            Average   Contractual  Aggregate
                                            Exercise     Term      Intrinsic
                                  Shares    Price       (Years)      Value
                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2008   9,757,733   $0.22        8.51     $  725,750
  Granted                        6,461,300   $0.25        9.66     $  653,378
  Exercised                              -       -           -              -
  Forfeited/Expired               (158,550)  $0.56           -              -
                                ----------   -----        ----     ----------
Outstanding at
September 30, 2008              16,060,483   $0.23        8.71     $2,206,628
                                ==========   =====        ====     ==========

Exercisable at
September 30, 2008               5,735,515   $0.22        8.18     $  844,813
                                ==========   =====        ====     ==========

     The weighted average grant date fair value of options granted during the nine-month period ended September 30, 2008 was $0.27.

     As of September 30, 2008, there was approximately $960,523 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.94 years, of which $47,026 is recorded as deferred compensation. A total of 967,813 options vested with a total fair value of $338,735 during the three-month period ended September 30, 2008. No options were exercised during the three-month period ended September 30, 2008.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10.  Letter of Credit

     The Company currently has a facility in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors and to provide working capital. The amount available for SBLC's is $835,000 and $300,000 of this line was used for working capital purposes. The SBLC amount matures at December 31, 2008. This line is personally guaranteed by certain officers and directors of the Company. Draws on the letter of credit will accrue interest at 5 percent over the prime rate. The line of credit has an interest rate of 7.5% and was due and payable on September 30, 2008.

     On April 23, 2008, the Company entered a revolving line of credit, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by the accounts receivables of the Company. The current interest rate on the outstanding balance is nine percent per annum.

11. Letters of Intent

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

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

12.  Commitments and Contingencies

     From time to time the Company may be subject to claims arising in the ordinary course of business, primarily vendor disputes. Management believes such claims will not have a material effect on the Company's financial position.

13.  Subsequent Events

     On October 31, 2008, the Company closed on an offering of Units, each Unit consisting of a 10% Convertible Promissory Note in the amount of $103,830 (the "Notes") and warrants to purchase 125,000 shares of the Company Common Stock (the "Warrants"). The Notes will bear interest at 10% per annum and will be payable interest only for the first twelve months following the date of the Notes. During the first twelve months, the principal amount of the Notes will be convertible into common stock of the Company at a conversion price of $0.30 per share. The Warrants will be exercisable for a period of three years following the closing of the offering at an exercise price of $0.30 per share. A total of 16.4 Units have been sold at an offering price of $100,000 per Unit to nine accredited investors, for a total of $1,640,000 in gross proceeds. Certain Directors of the Company have personally guaranteed the Notes, and these Directors will receive Warrants with the same terms and conditions as those included in the Units as compensation for providing such guarantees.

	On October 31, 2008, the Company entered into an Asset Purchase Agreement ("Agreement") wit iPrint Technologies, LLC, a Delaware limited liability company and a newly formed, wholly-owned subsidiary of the Company ("Subsidiary"), iPrint Technologies, Inc., a California corporation ("iPrint"), and Chad Solter, Darrell Tso, and Scott Muckley (the "Selling Shareholders"), who own all of the stock of iPrint, relating to the purchase of all of the assets of iPrint's retail business of providing printing supplies and service to a variety of companies.

      The aggregate purchase price was $6,568,673, including $1,500,000 in cash, $68,673 of acquisition costs and $3,500,000 in the form of three promissory notes.

One of the promissory notes, in the amount of $500,000, bears interest at the rate of 10% per annum and is due and payable in full on November 30, 2008.

      Two of the promissory notes (the "Short-Term Notes"), which are each in the amount of $575,000 and bear interest at the rate of 5% per annum. One of the Short-Term Notes is due within 120 days after the closing date. The other Short-Term Note is due in full on the earlier of (i) forty-five (45) days following the end of the second full calendar quarter (i.e., January through March, April through June, July through September, or October through December, as applicable) following the Closing Date in which the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Subsidiary for such period meets or exceeds $250,000; (ii) if not paid at the end of the second such quarter, then forty-five (45) days following the end of the first full three consecutive calendar months thereafter in which EBITDA of the Subsidiary for such period meets or exceeds an amount equal to $250,000; or (iii) if not paid before, on the one (1) year anniversary of the closing date.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

13.  Subsequent Events (continued)

     One of the promissory notes (the "Long-Term Note"), in the amount of $1,850,000, bears interest at the rate of 5% per annum and due and payable in forty-eight (48) equal monthly installments, commencing on the thirteenth
(13) month following the closing date. At the option of the holder, all or a portion of the outstanding principal and unpaid accrued interest of the Long-term Note may be converted into shares of common stock of the Company at a conversion price of (i) $0.50 per share if the conversion occurs on or before the thirteenth (13) month following the closing date, or (ii) $1.00 per share if the conversion occurs after the date that is thirteenth (13) months following the closing date.

     The promissory notes are secured by the assets purchased from iPrint other than inventory and accounts receivable.

     The Short-Term Notes and the Long-Term Note are subject to reductions in the event that the amount of net working capital acquired in the transaction is less than $380,000. The Long-Term Note is also subject to reduction in the event that the amount of EBITDA of the Subsidiary for the 12 months following the closing date is less than $1,000,000.

     The 5,847,953 shares of the Company's common stock issued in the transaction are being held in escrow pursuant to an escrow agreement until 24 months after the closing date, at which time it will be delivered to iPrint. The common stock shall be subject to offset in an amount equal to any damages for which the Company or the Subsidiary is entitled to be indemnified pursuant to the Agreement, but only if and to the extent that the principal balance of the Long-term Note has been reduced to zero as a result of the possible adjustments described above.

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

                  Equipment                   $  141,240
                  Inventory                       92,330
                  Leasehold improvements          61,000
                  Customer list                3,059,212
                  Accounts receivable          1,288,011
                  Goodwill                     2,832,272
                  Covenant not to compete         15,000
                                              ----------
                  Total assets acquired        7,489,065
                                              ----------
                  Liabilities assumed          (989,065)
                                              ----------
                  Net assets acquired         $6,500,000
                                              ==========

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

Three Months Ended September 30, 2008 and 2007

     Revenue. Revenue for the three months ended September 30, 2008 ("Q3 2008") was $2,653,858 as compared to $1,086,602 for the three month period ended September 30, 2007 ("Q3 2007"). The increase in revenue in Q3 2008 was primarily due to the acquisition of Tonertype LLC ("Tonertype"), which occurred in December 2007. Revenues from the sale of toner cartridges increased by $1,390,161 for three months ended September 30, 2008 compared to the same period in 2007 due to the acquisition of Tonertype. Revenues from service increased by $177,095 for the three months ended September 30, 2008 compared to the same period in 2007 due to the acquisition of Tonertype.
                                     22


     Gross Profit. Gross profit for Q3 2008 increased to $1,078,174 from $260,616 in Q3 2007. The gross profit margin in Q3 2008 was 40.6% compared to a gross profit margin for Q3 2007 of 24.0%. The Company's gross margins increased compared to Q3 2007 due to the higher margins associated with sales to customers acquired from Tonertype and better vendor pricing.

     Salaries and Wages. Salaries and wages expenses were $717,517 for Q3 2008 compared to $398,776 in Q3 2007. The Q3 2008 increase was due to the increase in employees due to the Tonertype acquisition. Stock based compensation also accounted for $102,481 of this expense in Q3 2008.

     Professional Fees and Services. Professional fees and services expenses were $217,143 in Q3 2008 compared to $418,965 in Q3 2007. This decrease was primarily due to the termination of a consulting agreement in December 2007.

     Sales and Marketing. Sales and marketing expenses were $237,333 for Q3 2008 compared to $44,327 in Q3 2007. The increase in Q3 2008 was primarily due to the acquisition of Tonertype, increased commissions paid out and the hiring of two additional sales persons in 2008.

     General and Administrative. General and administrative expenses were $460,065 in Q3 2008 as compared to $389,113 in Q3 2007. General and Administrative expenses increased due to the acquisition of Tonertype and the Company's startup operations in North Carolina.

	Amortization Expense. Amortization expense was $155,224 in Q3 2008 as compared to $97,981 in Q3 2007. The increase was due to the acquisition of assets from Tonertype in December 2007.

     Other (Expense) Income. During the three month period ended September 30, 2008, there was an increase of $83,802 in interest expense as compared to three month period ended September 30, 2007 as a result of the issuance of notes in connection with the Tonertype acquisition in 2007 and the issuance of notes in a private offering. There was an increase in the fair value of warrant liabilities of $98,929 for Q3 2008 versus Q3 2007 due to the issuance of additional warrants in the current period.

       Net Loss from operations. The net loss from operations for the three months ended September 30, 2008 was $709,109 compared to a net loss of $1,088,546 for the three months ended September 30, 2007. The decrease in the net loss of $379,437 for Q3 2008 was primarily related to the Tonertype acquisition and the cancellation of the Azaria management agreement which occurred in November of 2007.

       Net Loss. The net loss for the three months ended September 30, 2008 was $956,081 compared to a net loss of $1,234,037 for the three months ended September 30, 2007. The decrease in the net loss over the prior year is the increased gross profit from the acquisition of Tonertype, which occurred in December 2007, and the start up of NC TonerServ, which occurred in March 2008.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non-cash related expenses.

     Net Loss per Share. The net loss per share in Q3 2008 was $0.01 compared to a net loss of $0.05 in Q3 2007. The decrease in the net loss per share was a result of the acquisition of Tonertype and an increased number of shares of common stock outstanding during Q3 2008.

Nine Months Ended September 30, 2008 and 2007

     Revenue. Revenue for the nine months ended September 30, 2008 ("YTD 2008") was $8,106,084 as compared to $2,575,800 for the nine month period ended September 30, 2007 ("YTD 2007"). The increase in revenue for YTD 2008 was primarily due to the acquisitions of Optima Technologies LLC ("Optima") in April 2007 and Tonertype in December 2007. Revenues from the sale of toner cartridges increased by $4,601,599 for the nine months ended September 30, 2008 compared to 2007. Revenues from service increased by $928,685 for the nine months ended September 30, 2008 compared to 2007 due to the acquisitions of Optima and Tonertype.

     Gross Profit. Gross profit for YTD 2008 increased to $3,036,228 from $781,194 for YTD 2007. The gross profit margin for YTD 2008 was 37.5% compared to a gross profit margin for YTD 2007 of 30.3%. The Company's gross margins increased compared to YTD 2007 due to the higher margins associated with the Tonertype acquisition.

     Salaries and Wages. Salaries and wages expenses were $2,074,177 for YTD 2008 compared to $1,161,649 for YTD 2007. The YTD 2008 increase was due to the increase in employees due to the Optima and Tonertype acquisitions. Stock based compensation also accounted for $233,842 of this expense for YTD 2008 as compared to $139,089 for YTD 2007.

     Professional Fees and Services. Professional fees and services expenses were $948,270 for YTD 2008 compared to $1,149,485 for YTD 2007. During the nine months ended September 30, 2008 and 2007 the amounts paid in the form of common stock for professional fees and services were $370,017 and $650,340 respectively. The YTD 2008 expense decreased due to the elimination of two 2007 corporate development programs.

     Sales and Marketing. Sales and marketing expenses were $717,540 for YTD 2008 and $211,663 for YTD 2007. The increase for YTD 2008 was primarily due to the addition of six sales persons from the acquisitions of Tonertype and Optima, increased commissions paid and the hiring of two additional sales persons during 2008.

     General and Administrative. General and Administrative expenses were $1,202,576 for YTD 2008 and $876,937 for YTD 2007. General and Administrative expenses increased due to the acquisitions of Optima and Tonertype.

     Amortization Expense. Amortization expense was $461,430 for YTD 2008 and $232,222 for YTD 2007. The increase was due to the acquisition of Optima in April 2007 and Tonertype in December 2007.

     Other (Expense) Income. During YTD 2008, there was an increase of $421,623 in interest expenses as compared to YTD 2007 as a result of the issuance of notes in connection with the acquisitions that occurred in 2007 and the issuance of notes in a private offering. There was an expense for the convertibility feature of the debt of $331,250 for YTD 2008 compared to a gain of $45,833 for YTD 2007. This was due to the issuance of convertible notes in a private offering during YTD 2008.

     Net Loss from operations. The net loss for the nine months ended September 30, 2008 was $2,367,765 compared to a net loss of $2,850,762 for the nine months ended September 30, 2007. The decrease in the net loss of $482,997 for YTD 2008 was primarily related to the increase in gross margin from the acquisition of Tonertype, which occurred in December 2007, and the start up of NC Tonerserv, which occurred in March 2008, offset by a reduction in professional fees from the elimination of the management contract at Optima.

     Net Loss. The net loss for the nine months ended September 30, 2008 was $3,408,006 compared to a net loss of $3,080,011 for the nine months ended September 30, 2007. The increase in the net loss of $327,995 for YTD 2008 was primarily related to an increase in interest expense of approximately $421,623 and an increase in expense of $285,417 on fair value of the convertible debt, offset somewhat by an increase in revenue and gross profit and operating expenses from the acquisition of Tonertype.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non-cash related expenses.

     Net Loss per Share. The net loss per share in YTD 2008 was $0.05 compared to a loss of $0.13 in YTD 2007. The decrease in the net loss per share was a result of the increased number of shares of common stock outstanding during Q3 2008 and better operational results.

Non-GAAP Measures:

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

     We use EBITDA and Adjusted EBITDA to measure and compare the performance of our Company. We also use EBITDA and Adjusted EBITDA to measure performance for determining division-level compensation. We also use EBITDA and Adjusted EBITDA as a measurement to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. We also use EBITDA and Adjusted EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

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

     We have presented adjusted net EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2008 and 2007 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2008 and 2007.

      The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

                          Three Months Ended           Nine Months Ended
                              September 30,                September 30,
                           2008          2007           2008         2007
                       -----------   -----------    -----------   -----------
Cash flows provided by
operating activities   $ (381,163)   $ (560,487)   $(1,707,266) $ (1,806,818)
Changes in operating
assets and liabilities   (150,137)      (92,564)       150,813         4,415
Non-cash (expenses) income,
including depreciation and
amortization             (424,781)     (580,986)    (1,945,181)   (1,277,608)
Interest expense, net     179,963        96,161        612,672       191,049
                       -----------   -----------    -----------   -----------
EBIT                     (776,118)   (1,137,876)    (2,795,334)   (2,888,962)
Depreciation and
amortization              191,891       108,434        562,935       256,261
                       -----------   -----------    -----------   -----------
EBITDA                   (584,227)   (1,029,442)    (2,232,399)   (2,632,701)
Interest expense         (179,963)      (96,161)      (612,672)     (191,049)
Depreciation and
  amortization           (191,891)     (108,434)      (562,935)     (256,261)
                      -----------   -----------    -----------   -----------
Net loss              $  (956,081)  $(1,234,037)   $(3,408,006) $ (3,080,011)
                      ===========   ===========    ===========   ===========

The following is a reconciliation of net loss to EBITDA:

                          Three Months Ended            Nine Months Ended
                              September 30,                September 30,
                           2008          2007           2008         2007
                       -----------   -----------    -----------   -----------
Net loss             $  (956,081)  $(1,234,037)   $(3,408,006)  $(3,080,011)
Interest expense, net    179,963        96,161        612,672       191,049
                       -----------   -----------    -----------   -----------
EBIT                    (776,118)   (1,137,876)    (2,795,334)   (2,888,962)
Depreciation and
amortization             191,891       108,434        562,935       256,261
                       -----------   -----------    -----------   -----------
EBITDA               $  (584,227)  $(1,029,442)   $(2,232,399)  $(2,632,701)
                      ===========   ===========    ===========   ===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

                        Three Months Ended          Nine Months Ended
                           September 30,               September 30,
                        2008          2007           2008         2007
                    -----------   -----------    -----------   -----------
EBITDA            $  (584,227)  $(1,029,442)   $(2,232,399) $ (2,632,701)
Stock related
compensation          119,453       300,324        613,362       811,065

Fair value of
conversion feature of
convertible debt      (31,250)       50,000        331,250        45,833
Fair value of warrant
liabilities            98,259          (670)        96,385        (6,332)
Bad debt allowance
for entities                -        23,000         32,500        23,000
                   -----------   -----------    -----------   -----------
ADJUSTED EBITDA   $  (397,765)   $ (656,788)   $(1,158,902)  $(1,759,135)
                   ===========   ===========    ===========   ===========

Liquidity and Capital Resources

     At September 30, 2008, the Company had a working capital deficit of $3,189,912 including cash and equivalent balances of $5,421 compared to a working capital deficit balance of $2,121,624 at December 31, 2007.

     Accounts receivable increased from $1,326,891 at December 31, 2007 to $1,364,452 at September 30, 2008. The increase was primarily due to increased revenues associated with the Company establishing its North Carolina operations beginning March 1, 2008.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $1,767,997 at December 31, 2007 to $1,861,585 at September 30, 2008.
The increase was primarily due to the Company obtaining longer payment terms from key suppliers.

	The Company currently has pending letters of intent with three companies to purchase certain assets of those businesses as described in Note 11 to the financial statements. These acquisitions are contingent upon the Company obtaining additional financing from outside resources.

     The Company entered into no derivative financial instrument arrangements for the nine months ended September 30, 2008.

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

     During the nine months ended September 30, 2008, the Company used $1,707,266 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations. The Company does not expect to generate sufficient cash from existing operations to meet its capital requirements in the short term. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the nine months ended September 30, 2008, the Company used $198,267 in cash from investing activities. The cash flows were used to purchase certain assets.

     During the nine months ended September 30, 2008, the Company received $1,850,758 in cash from financing activities. These cash flows were primarily from $1,470,500 for the issuance of common stock, $796,265 for the issuance of notes payable, $1,400,000 for the issuance of convertible notes payable, $5,297,879 from draws on a revolving line of credit offset by $4,675,838 in payments on the revolving line of credit, $1,844,168 in payments on debt relating to Customer Lists and asset purchase agreements, $188,750 in payments on shareholder advances and $488,545 relating to other notes payable.

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

     Sufficiency of Working Capital

     As of September 30, 2008, the Company had a net working capital deficit of $3,189,912. The Company has inadequate financial resources to sustain its business activities. The Company could generate positive cash flows from operations with substantial reductions in personnel. However, this would prohibit the Company from executing its current acquisition strategy. The Company is currently spending approximating $100,000 more cash per month than is generated from operations.

      During the quarter ended March 31, 2008, the Company received $1,420,000 in proceeds from a common stock offering. During the quarter ended June 30, 2008, the Company received $1,500,000 in proceeds from a convertible note offering, which included shareholder advances of $100,000 being converted into the note offering. During the quarter ended September 30, 2008, the Company received $350,000 in proceeds from a note offering. These proceeds were used for working capital and to satisfy short term note obligations. The Company estimates that it will need to raise an additional $3,800,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing.

     On April 23, 2008, the Company entered into a line of credit whith a financial institution, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by the accounts receivables of the Company. The current interest rate on the outstanding balance is nine percent per annum. The balance due was $622,041 at September 30, 2008. The approximate availability of the line was $140,000 at September 30, 2008.

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

     Management hired a Controller for the Company's headquarters who reports directly to the Chief Financial Officer. Management is committed to ensuring that proper internal controls are in place and operating effectively and believe that additional accounting personnel will be required to make sure the Company is adequately staffed as it grows through acquisitions.

     (b)  Changes in Internal Control over Financial Reporting.

     During the course of the audit for the years ended December 31, 2007 and 2006 certain significant deficiencies and other deficiencies that are considered to be material weaknesses were identified. Management believes it now has the necessary accounting personnel currently in place as it grows through acquisitions. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Form 10-QSB for the quarter ending March 31, 2008.

ITEM 1A.  RISK FACTORS

     Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended September 30, 2008 that have not been disclosed in reports on Form 8-K, except as set forth below.

     On August 8, 2008, the Company agreed to exchange stock for services rendered to the Company. Jordan Goldstein, a consultant to the Company, received 30,000 shares in exchange for compensation valued at $7,500.

     On August 11, 2008, the Company agreed to exchange stock for services rendered to the Company. Blackhawk Financial received 100,000 shares of common stock in exchange for compensation valued at $25,000.

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

     During the three months ended September 30, 2008, the Company sold a total of 3.25 units, each unit consisting of 333,333 shares of common stock and warrants to purchase 166,667 shares of common stock to two accredited investors for an aggregate $325,000. The warrants are exercisable at $0.35 per share.

       In connection with the sale of the units the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who were already shareholders of the Company as well as persons with whom Directors of the Company had a prior business relationship. The Company reasonably believes that these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A restrictive legend was placed on the certificates representing the securities issued.

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

                                       AMERICAN TONERSERV CORP.



Date:  November 14, 2008               By: /s/ Daniel J. Brinker
                                           Daniel J. Brinker
                                           Chief Executive Officer



                                       By: /s/ Ryan Vice
                                           Ryan Vice
                                           Chief Financial Officer