Form 10-K
period 2008-12-31
AMERICAN TONERSERV CORP.
filed 2009-03-31
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the Fiscal Year ended:  December 31, 2008
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from: _____ to ____

                         Commission File No. 333-120688

                            AMERICAN TONERSERV CORP.
                 ----------------------------------------------
                (Name of registrant as specified in its charter)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act. [ ] Yes    [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d)
of the Act.  [ ] Yes    [X] No

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]              Accelerated filer [ ]
Non-accelerated filer [ ]        Smaller reporting company [X]


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]    No [X]

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $8,967,000, based on the closing price of the Common Stock on the OTC Bulletin Board of $0.27 per share. As of March 2, 2009, 77,045,994 shares of the registrant's common stock were outstanding.

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

     Our internet address is www.americantonerserv.com. You can access our Investor Relations webpage through our internet site, www.americantonerserv.com, by clicking on the "Investor Relations" link at the top of the page. We make available free of charge, through our Investor Relations webpage, our proxy statements, Annual Reports on Form 10-KSB or 10-K, Quarterly Reports on Form 10-QSB or 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. You can request a printed copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 800-736-3515, 420 Aviation Blvd., Suite 103, Santa Rosa, CA 95403, Attention: Ryan Vice, Chief Financial Officer.

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

     We plan to grow primarily through acquisitions of businesses and customer lists of compatible toner cartridge distributors and by hiring independent sales representatives in the largest 30 metropolitan areas of the United States. Additionally, we expect to achieve organic growth of at least 15% annually by being a sales driven organization. Our in-house Mergers and Acquisitions Team seeks to acquire businesses that meet our acquisition criteria. Our in-house Integration Team supports the management and personnel of acquired companies to become integrated into American TonerServ, including adapting their processes, systems and culture to match our own. We provide acquired companies with corporate buying power, improved logistics, and management and systems support intended to improve operational profitability.

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

     On August 26, 2006, the Company entered into a Customer List Purchase Agreement with Laser Cartridge Recharge Systems, Inc. in which the Company acquired Laser Cartridge Recharge Systems' list of customers and related information.

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

     On March 3, 2008, the Company established NC TonerServ, LLC, a wholly-owned subsidiary of ATS, in Morrisville, North Carolina.

     On October 31, 2008 the Company purchased certain assets of iPrint Technologies, Inc. ("iPrint"}. iPrint has been engaged in the business of print management, printing supplies and repair service since 2005. iPrint's business model is consistent with the Company's stated acquisition targets.

BUSINESS

     American TonerServ purchases re-manufactured toner cartridges from a number of selected re-manufacturers and re-manufactures some cartridges in our own facilities. The products cover a wide base of laser printers, including all major makes and models and monochrome and color. Historically, re-manufacturers have provided us with base pricing that is at or below current distributor pricing. Upon placing an order with the re-manufacturer, the product is either dropped shipped to the end user or sent to an ATS warehouse. This enables American TonerServ to minimize the need for inventory warehousing. Products are private labeled and packaged per our instructions. We do not rely on any one or a selected number of re-manufacturers nor do we have long-term contractual arrangements with these re-manufacturers. Management believes that there are a significant number of companies that can provide high quality laser toner compatible products at competitive prices and that our operations would not be impacted by the loss of any one supplier or suppliers.

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

PRINT MANAGEMENT - Our print management program allows us to track the actual usage on our customer's network printers by using specialized software. This program allows us to provide customers with a cost per printed page program covering supplies and repairs for their printers. We can remotely manage network printers from our offices to provide a quicker and more efficient response.

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

     Historically, printer manufacturers such as Hewlett-Packard ("HP"), Lexmark, Canon and Epson, have coupled low priced laser printers with high-priced disposable cartridges. These manufacturer's branded replacement toner cartridges are priced at roughly one and one-half times compatible re-manufactured cartridge product prices. Printers are sold at minimal operating margins and manufacturers have profited significantly by selling disposable cartridges. It is estimated that HP has 65% of the U.S. market share of toner and ink cartridges. It appears that HP's strategy is to introduce numerous new printer models into the market annually. This allows HP the ability to sell their OEM cartridges to make higher margins. It takes the remanufacturers anywhere from 6 to 18 months to be able to offer to the market place a high-quality competitive compatible cartridge. The remanufacturers need to reverse engineer the cartridges and collect an adequate supply of the original cores to produce the compatible cartridges.

     Management believes, based on their own industry research, that there are more than 2,000 cartridge re-manufacture companies in the United States.

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

MAJOR CUSTOMERS

     During the year ended December 31, 2008 one customer accounted for approximately $2,421,478 of our revenues, representing approximately 19% of our revenues. During 2007, the Company, through Axon, selling products to state agencies in Florida, accounted for approximately $431,549 of our revenues, representing approximately 12% of our revenue.

     We had no other customers accounting for more than 10% of our revenue. Other customers include small and medium-sized businesses with one or more work sites operating printers, and include medical facilities, service businesses, retail establishments, government offices, and small manufacturing companies, among others.

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

     American TonerServ has one of the most extensive networks of owned and partnered distributors and service providers in the re-manufactured cartridge and service sector in North America, to management's knowledge. Management believes there are no other companies attempting to implement a roll-up strategy in the toner cartridge market in the United States.

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

EMPLOYEES

     We currently have 85 full time employees and 2 part time employees.

ITEM 1A.  RISK FACTORS.

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

     During our thirteen-year operating history, we have experienced significant operating losses. Additionally, we are currently operating at a loss and are dependent on additional financing in order to continue to operate. During the years ended December 31, 2008 and 2007, we had net losses of $4,640,996 and $4,832,325, respectively. As of December 31, 2008, we had an accumulated deficit of $22,219,836. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales and by aggressively reducing costs. We have already begun implementing parts of our organic growth plan and cost reductions, however, we do not know the overall impact that these efforts may have on the business.

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

WE MAY BE UNABLE TO RAISE NECESSARY FUNDING TO CONTINUE TO OPERATE THE BUSINESS WHICH MAY LEAD TO BANKRUPTCY.

     We have encountered difficulty in obtaining funding for our operations and implementing our strategic business plan. If we are unable to raise additional funding during the next six months, we may have to consider bankruptcy. In addition, if unexpected adverse conditions such as losses of customers or judgments against us increase our cash requirements, we may not be able to continue to operate. We are currently spending approximating $50,000 more cash per month than we bring in. Delays in obtaining additional financing could force us to cease operations and declare bankruptcy which could result in our shareholders losing all of their investments in our stock. If we are unable to implement our business plan, management expects that we will require approximately $4,600,000 of outside financing over the next 12 months to conduct our business as it is currently operated, which includes $4,000,000 for current notes payable.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The report of our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the years ended December 31, 2008 and 2007, states that the Company has suffered recurring losses from operations resulting in an accumulated deficit of $22,219,836. Current liabilities exceed its total current assets at December 31, 2008 by $4,973,473, which raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

WE HAVE NOT PAID CASH DIVIDENDS ON OUR COMMON STOCK AND IT IS UNLIKELY THAT WE WILL PAY CASH DIVIDENDS ON OUR COMMON STOCK IN THE FORESEEABLE FUTURE.

     We plan to use all of our earnings, if any, that would be available for dividends on our common stock to fund our operations. We do not plan to pay any cash dividends on our common stock in the future in the foreseeable future. We cannot guarantee that we will, at any time, generate sufficient surplus cash that would be available for distribution as a dividend to the holders of our common stock. You should not expect to receive cash dividends on our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

     The Company currently has four facilities. Our headquarters are located at 420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403. The office space is approximately 3,700 square feet. The current annual lease amount is $76,000 and the lease expires November 30, 2012.

     Our Tonertype LLC subsidiary and our Optima Technologies, LLC subsidiary have a facility located at 5313 Johns Road, Ste. 210 Tampa, FL. The office and warehouse space is approximately 13,100 square feet, which includes a manufacturing facility. The current annual lease amount is $80,000 and expires in June of 2012.

     Our NC TonerServ, LLC subsidiary has a facility located at 1109 Copeland Oaks Drive in Morrisville, NC. The office space is approximately 2,500 square feet. The current annual lease amount is $24,750 and expires in February of 2010.

     Our iPrint Technologies, LLC subsidiary has a facility located at 9321 Eton Avenue in Chatsworth, CA. The office and warehouse space is approximately 5,118 square feet. The current annual lease amount is $60,514 and expires January 31, 2011. iPrint has another facility located at 980 Magnolia Avenue in Larkspur, CA 94939. The office space is approximately 575 square feet. The current annual lease amount is $18,600 and expires January 31, 2010.

     The Company believes that it has adequate insurance covering the leased premises and its properties.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

none
                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

     QUARTER ENDED                           HIGH       LOW
     -------------                          ------     ------

     December 31, 2006                      $ 0.51     $ 0.20

     March 30, 2007                           0.53       0.35
     June 30, 2007                            0.84       0.37
     September 30, 2007                       0.35       0.20
     December 31, 2007                        0.30       0.16

     March 31, 2008                           0.33       0.20
     June 30, 2008                            0.32       0.22
     September 30, 2008                       0.45       0.11
     December 31, 2008                        0.35       0.13

Approximate Number of Holder of Common Stock

     On March 2, 2009 there were approximately 300 holders of record of our common stock.

Dividends

     We have not paid any cash dividends since our inception, and we do not have any plans to pay any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

     There were no sales of unregistered securities that have not been reported in the Company's reports on Form 8-K and 10-Q during the year ended December 31, 2008 except as set forth below.

     On December 4, 2008, the Company agreed to exchange stock for services rendered to the Company. Strands Management Group received 250,000 shares of common stock in exchange for compensation valued at $72,500. There are no registration rights associated with these shares.

     On December 19, 2008, the Company agreed to exchange stock for services rendered to the Company. Richard Cerkleski received 250,000 shares of common stock in exchange for compensation valued at $72,500. There are no registration rights associated with these shares.

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

     On October 3, 2008, an employee exercised options to purchase 135,714 shares common stock for $20,357.

     December 16, 2008, the Company sold a total of 3/4 of a unit, each unit consisting of a $100,000 note and 50,000 shares of common stock to one accredited investor for $75,000.

     During December 2008, the Company agreed to reduce the exercise price of warrants held by a few investors from $0.30 per share to $0.15 per share. The Company issued a total of 1,000,000 shares for $150,000 to 2 accredited investors upon the exercise of warrants at the reduced exercise price.

     In connection with the sales of securities described above, the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and/or Rule 506 under the Act. The securities were sold to persons who were already shareholders of the Company as well as persons with whom Directors of the Company had a prior business relationship. The Company reasonably believes that these investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A restrictive legend was placed on the certificates representing the securities issued.

Issuer Repurchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Report contains statements that may contain forward-looking statements, concerning the Company's future operations and planned future acquisitions and other matters and the Company intends that such forward-looking statements be subject to the safe harbors for such statements. Any statements that involve discussions with respect to predictions, expectations, belief, plans, projections, objectives, assumptions or future events or performance (often, but not always, using phrases such as "expects", or "does not expect", "is expected", "anticipates" or "does not anticipate", "plans", "estimates" or "intends", or stating that certain actions, events or results "may", could", "might", or "will" be taken to occur or be achieved) are not statements of historical fact and may be "forward looking statements". These forward-looking statements include statements relating to, among other things, the ability of the Company to continue as a going concern.

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

Critical Accounting Policies

     The Company based the following discussion and analysis of our financial condition and results of operations on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses and related disclosure of contingent assets and liabilities.

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

     Full Service Maintenance Contracts - Revenue for fixed fee equipment service contracts (annual contracts for the first year of service; contracts are billed quarterly thereafter with a ninety day cancellation provision). Revenues are recognized straight-line over the life of the contract with the unearned portion shown as deferred revenue in the Company's balance sheet.

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges. The revenue is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components. The cartridge portion is recognized after shipment at the same price as a "cartridge only" sale. The service component is deferred and recognized on the earlier of actual cartridge use when the cartridge is replaced or ninety days (the maximum term of the service offering with each cartridge).

     Goodwill and Intangible Assets Acquired - The Company accounts for the purchase of customer lists at cost, net of discounts, if any, less accumulated amortization. These customer lists are amortized using the straight line method over an estimated useful life of seven years. The Company did not enter into any customer list purchase agreements during the year ended December 31, 2008. The Company has entered into three asset purchase agreements to acquire certain assets of two printer service companies. These acquisitions closed on April 1, 2007, December 28, 2007 and October 31, 2008, respectively. Goodwill is tested for impairment annually. The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

     Valuation Allowance - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

     Stock-Based Compensation - In assessing the fair value of option and warrant grants to employees and consultants, we have valued these instruments based on the Black-Scholes-Merton model which requires estimates of the volatility of our stock, estimates on forfeitures and the fair market value price of our shares.

     The estimated fair value of equity-based awards is amortized over the awards' vesting period on a straight-line basis. The Company calculates the expected volatility for stock-based awards using the historical volatility of its own stock since it began trading in October 2006. The risk free interest rates were determined by the rates of the 5 and 7 year Treasury Bill on the grant date of the options.

     The Company records the fair value of restricted stock and certain options as deferred compensation at the date of issuance and recognizes compensation on a straight-line basis over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period in the statement of operations.

     Warrants and Detachable Warrants - The estimated fair value of the warrants at the date of issuance is recorded as a warrant liability or as a component of equity on the balance sheet. The Company records the warrant liability at fair value at the end of each reporting period with changes recorded in earnings. The Company records the warrants as a component of equity at the date of issuance only with no revaluation at the end of each reporting period. At the time the detachable warrants are exercised, the liability is marked to fair value and then reclassified to equity to reflect the increase in shares outstanding at each balance sheet date. The Black-Scholes-Merton option pricing method is used to value the warrants and detachable warrants upon the date of issuance and at each balance sheet date for warrant liabilities.

     Income Taxes - The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred income tax assets. The valuation allowance reduces deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax assets that more likely than not will be realized. Due to the significant increase in common stock issued and outstanding in 2008 and 2007, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses.

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the years ended December 31, 2008 and 2007, and the related notes, contained in the Company's audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Year Ended December 31, 2008 and 2007

     Revenue. Revenue for the year ended December 31, 2008 was $12,745,634 as compared to $3,630,531 for the year ended December 31, 2007. The increase of $9,115,103, or 251%, in revenue in the year ended December 31, 2008 was primarily due to the asset purchase agreements with Tonertype LLC on December 28, 2007 and iPrint Technologies, LLC on October 31, 2008.

     Revenues from the sale of toner cartridges increased by $6,654,845 for 2008 as compared to 2007 due primarily to the asset purchase agreements of Tonertype LLC and iPrint Technologies, LLC. Revenues from service increased by $2,460,258 primarily due to the acquisition of Tonertype LLC on December 28, 2007.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for the year ended December 31, 2008 was $4,492,823 as compared to $1,025,183 for the year ended December 31, 2007. The gross profit margin in 2008 was 35% compared to a gross profit margin for 2007 of 28%. The higher gross margin was primarily attributable to the higher margins associated with the acquisition of Tonertype, which sells primarily compatible cartridges, offset by the lower margins associated with the acquisition of iPrint, which primarily sells OEM cartridges.

     Salaries and Wages. Salaries and Wages expenses were $2,958,862 and $1,645,877 for the years ended December 31, 2008 and 2007, respectively. The $1,312,985 increase was due primarily to the addition of 30 employees from Tonertype on December 28, 2007, and the addition of 17 employees from iPrint on October 31, 2008.

     During the year ended December 31, 2008, American TonerServ employed a Chief Executive Officer, Chief Operating Officer, Senior Vice President of Corporate Development and Strategy and a Senior Vice President of Sales and Marketing. The Company also hired a Controller and a Director of Human Resources during 2008 and currently employs a total of 87 employees located in its headquarters, Florida operations, Optima Technologies, LLC and Tonertype LLC and its iPrint operations. The Company anticipates that it will generate significant new revenue as it continues to implement its new business strategy and plan. However, there can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to continue executing its business plan.

     Professional Fees and Services. Professional Fees and Services expenses were $1,416,084 and $1,346,706 for the years ended December 31, 2008 and 2007, respectively. This $69,378 increase was primarily due to an increase in accounting fees relating to the Company's year end audit.

     Sales and Marketing. Sales and marketing expenses were $1,008,034 and $409,763 for the years ended December 31, 2008 and 2007, respectively. The $598,271 increase was primarily due to the acquisitions of Tonertype and iPrint. The Company also lost a sales salary reimbursement, due to economic conditions, from the State of Florida through its relationship with Axon for the marketing and selling of its products using disadvantaged employees. This reimbursement had been approximately $85,000 per year.

     General and Administrative. General and Administrative expenses were $1,756,826 and $1,334,711 for the years ended December 31, 2008 and 2007, respectively. The $422,115 increase was primarily due to the acquisition of Tonertype LLC. Management believes that this increase will allow the Company to continue to execute its business strategies of an organic growth plan to increase sales and the acquisition of additional companies.

     Amortization Expense. Amortization expenses were $646,136 and $338,173 for the years ended December 31, 2008 and 2007, respectively. The $307,963 increase was primarily due to the acquisition of certain assets of Tonertype in December 2007 and the acquisition of certain assets of iPrint on October 31, 2008.

     Net Loss. The net loss for the year ended December 31, 2008 and 2007 was $4,640,996 and $4,832,325 respectively. The reduction in the net loss of $191,329 was primarily attributable to the acquisition of iPrint Technologies, LLC on October 31, 2008.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. Net loss per share in 2008 was $0.07 compared to a net loss of $0.16 in 2007.

     EBITDA. EBITDA for the years ended December 31, 2008 and 2007 was $(2,948,764) and $(4,201,235), respectively. The reduction in negative EBITDA was primarily the result of the Tonertype and iPrint acquisitions and continued operational efficiencies.

     Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2008 and 2007 was $(1,317,032) and $(3,249,128), respectively. The reduction in negative adjusted EBITDA was primarily the result of the Tonertype and iPrint acquisitions and continued operational efficiencies.

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

     We have presented adjusted net EBITDA and Adjusted EBITDA for the quarters and years ended December 31, 2008 and 2007 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt. This presentation facilitates a meaningful comparison of our operating results for the quarters and years ended December 31, 2008 and 2007.


     The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

                                   Three Months Ended                Year Ended
                                      December 31,                  December 31,
                                  2008           2007           2008           2007
                              -----------    -----------    -----------    -----------
Cash flows provided by
operating activities          $  (456,140)   $  (998,527)   $(2,163,406)   $(2,805,345)
Changes in operating
assets and liabilities            (44,298)      (107,286)       106,515       (102,871)
Non-cash (expenses) income,
including depreciation and
amortization                     (732,552)      (646,501)    (2,584,105)    (1,924,109)
Interest expense, net             288,969         69,218        901,641        260,267
                              -----------    -----------    -----------    -----------
EBIT                             (944,021)    (1,683,096)    (3,739,355)    (4,572,058)
Depreciation and
amortization                      227,656        222,996        790,591        370,823
                              -----------    -----------    -----------    -----------
EBITDA                           (716,365)    (1,460,100)    (2,948,764)    (4,201,235)
Interest expense                 (288,969)       (69,218)      (901,641)      (260,267)
Depreciation and
  amortization                   (227,656)      (222,996)      (790,591)      (370,823)
                              -----------    -----------    -----------    -----------
Net loss                      $(1,232,990)   $(1,752,314)   $(4,640,996)   $(4,832,325)
                              ===========    ===========    ===========    ===========

The following is a reconciliation of net loss to EBITDA:

                                   Three Months Ended                Year Ended
                                      December 31,                  December 31,
                                  2008           2007           2008           2007
                              -----------    -----------    -----------    -----------

Net loss                      $(1,232,990)   $(1,752,314)   $(4,640,996)   $(4,832,325)
Interest expense, net             288,969         69,218        901,641        260,267
                              -----------    -----------    -----------    -----------
EBIT                             (944,021)    (1,683,096)    (3,739,355)    (4,572,058)
Depreciation and
amortization                      227,656        222,996        790,591        370,823
                              -----------    -----------    -----------    -----------
EBITDA                        $  (716,365)   $(1,460,100)   $(2,948,764)   $(4,201,235)
                              ===========    ===========    ===========    ===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

                            Three Months Ended               Year Ended
                               December 31,                  December 31,
                           2008           2007           2008           2007
                       -----------    -----------    -----------    -----------
EBITDA                 $  (716,365)   $(1,460,100)   $(2,948,764)   $(4,201,235)
Stock related
compensation               338,976        118,230        952,338        929,295

Fair value of
conversion feature of
convertible debt           (37,500)      (131,250)       293,750        (85,417)
Fair value of warrant
liabilities                 63,379         78,205        159,774         71,873
Bad debt allowance
for entities                 5,322         13,356         37,822         36,356

Other one-time
Expenses                   105,264           --          188,048
                       -----------    -----------    -----------    -----------
ADJUSTED EBITDA        $  (240,914)   $(1,381,559)   $(1,317,032)   $(3,249,128)
                       ===========    ===========    ===========    ===========


Liquidity and Capital Resources

     At December 31, 2008, the Company had a working capital deficit of $4,973,437 including cash and equivalent balances of $4,033, up from a working capital deficit balance of $2,121,624 at December 31, 2007, including cash and equivalent balances of $60,196. The change in working capital, and cash and equivalent balances was primarily affected by the Company's short-term loan obligations.

     Accounts receivable increased by $1,426,554, from $1,326,891 at December 31, 2007 to $2,753,445 at December 31, 2008. This increase was due to the iPrint acquisition and increased sales generated through its organic growth plan. This increase in accounts receivable has increased the Company's borrowing capacity on its line of credit to fund operations and other obligations as they come due.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $1,767,997 at December 31, 2007 to $3,030,599 at December 31, 2008. This
increase was primarily due to the iPrint acquisition. Included in these balances is $197,431 of long outstanding payables due to independent service providers.

     The Company has entered into no derivative financial instrument arrangements at December 31, 2008, other than warrants issued in connection with convertible notes payable, notes payable and a common stock offering.

     The Company has entered into certain transactions relating to its Convertible Note Offering and its acquisitions of Optima and Tonertype which contain financial instruments that are classified as derivative instruments. During the quarter ended September 30, 2008, the convertible notes related to the Optima and Tonertype acquisitions were converted into common stock and are no longer classified as derivative instruments.

     During the year ended December 31, 2008, the Company raised a total of $5,548,000 consisting of $1,400,000 in gross proceeds from a private offering of

Units consisting of a convertible note and warrants. Each Unit consists of a $200,000 note that bears interest at ten percent per annum and 57.5% warrant coverage. These notes are due one year from the date of issuance. The Company raised $1,470,000 in gross proceeds from two private offerings consisting of common stock and warrants. The common stock was priced at $0.25 to $0.30 per share with warrant coverage of 100%. The Company raised $625,000 in gross proceeds from a private offering of Units consisting of a note and either warrants or common stock at the option of the investor. These notes bear interest at ten percent per annum and were due 90 days from issuance. The Company raised $1,915,000 in gross proceeds from a private offering of Units consisting of a convertible note and warrants. Each Unit consisted of a $103,830 note with 125,000 warrants. The effective yield of the note was twelve percent per annum.

     In December 2008, the Company raised $150,000 in common stock through a discounted warrant offering. The Company offered to a limited number of warrant holders the option to exercise their warrants at $0.15 per share, which represented a 50% discount to the warrant strike price of $0.30 per share. Two warrant holders elected to participate in this limited offering.

The Company currently has no external sources of liquidity.

     During the year ended December 31, 2008, the Company used $2,163,406 in cash from operations. This represented a decrease of $641,939 from 2007, which was attributed to the acquisitions of Tonertype and iPrint and continued operational efficiencies. The cash flows were used primarily due to finance the Company's continued losses from operations and ongoing costs incurred to position the Company as a public entity which management anticipated.

     During the year ended December 31, 2008, the Company used $1,844,505 for investing activities. The cash flows were used primarily for the iPrint acquisition and to purchase property and equipment. Management will continue to execute on its business strategy and anticipates investing activities to continue.

     During the year ended December 31, 2008, the Company received $3,951,748 primarily from the issuance of $3,315,000 in convertible notes payable, $1,458,000 from the issuance of common stock with detachable warrants, $1,045,760 from the issuance of notes payable and $1,346,722 net draws from the Company's revolving line of credit offset by $3,202,862 in repayment of notes payable, customer list notes payable and convertible notes payable. Management will continue to finance its business strategy with outside capital.

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

     During the year ended December 31, 2007, the Company received $5,308,075 in cash from financing activities. These cash flows were primarily from $2,575,000 for the issuance of preferred stock, $2,171,840 from the issuance of common stock, $755,000 from the issuance of notes and convertible notes and $645,000 from shareholder advances.


      The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2008.

                                               Less Than                             After
Contractual Obligations             Total       1 Year      1-3 Years   4-5 Years   5 Years
-----------------------          ----------   ----------   ----------   ---------   -------
Notes Payable                    $3,010,707   $2,080,865   $  929,842   $    --     $  --
Convertible Notes Payable         4,832,770    1,906,246    2,619,828     306,696      --
Line of credit                    1,346,722    1,346,722         --          --        --
Facilities and Property Leases      681,196      254,722      426,474        --        --
                                 ----------   ----------   ----------   ---------   -------
Total Contractual Obligations    $9,871,395   $5,588,555   $3,976,144   $ 306,696   $  --
                                 ==========   ==========   ==========   =========   =======

Subsequent Events

     On February 4, 2009, the board of directors named Chuck Mache CEO and President, replacing Daniel J. Brinker in this capacity. On this same date, the board of directors named Daniel J. Brinker Chairman of the Board, replacing Chuck Mache in this capacity.

     On February 20, 2009, the Company amended its short term note obligations with iPrint Technologies, Inc. These notes were combined into one Modified Secured Promissory Note for $1,150,000. This note will be due in full on December 31, 2010.

Business Outlook, Risks and Uncertainties

     Economic Uncertainties

     The current credit market environment, the economic recession, current financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to service its existing debt and payoff certain notes as they become due. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for the year ending December 31, 2009 and raises substantial doubt about the Company's ability to continue as a going concern.

     Sufficiency of Working Capital

     As of December 31, 2008, the Company had a net working capital deficit of $4,973,437. The Company has inadequate financial resources to sustain its business activities as they currently are. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. We have already begun implementing parts of our organic growth plan and cost reductions, however; we do not know the overall impact that these efforts may have on the business.

     During 2008, the Company received $5,560,000 in proceeds from private offerings, of which $3,315,000 came from convertible note offerings, $1,458,000 came from common stock and warrant offerings and $150,000 came from a discounted warrant exercise. These proceeds were used for working capital and the acquisition of iPrint Technologies, Inc.

     During the period from January 2009 to March 2009, the Company raised $140,000 from two accredited investors related to the Company's convertible notes and warrant offerings.

     The Company estimates that it will need to raise an additional $4,600,000 during the next 12 months to meet its minimum capital requirements, which include approximately $4,000,000 in current notes payable due. There can be no assurance that the Company will be successful in obtaining the required financing. Thus, there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing.

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

     Convertible Notes and Notes Payable

     The Company has $9,190,199 in notes payable at December 31, 2008. The Company has inadequate financial resources to meet the repayment terms of its convertible notes payable. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. To the extent that the Company has or continues to issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially effected by changes in interest rates and certain other credit risk associated with its operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The financial statements are set forth on pages F-1 through F-34 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

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

Internal Control over Financial Reporting.

     Management's Report on Internal Control over Financial Reporting

     Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for our company. Our Company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008. Management's assessment took into consideration the size and complexity of the company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.

     This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission ("SEC") that permit the Company to provide only management's report in this annual report.

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2008.

Changes in Internal Controls Over Financial Reporting

There has been no changes in the Company's internal control over financial reporting for the year ended December 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B.  OTHER INFORMATION.

     None

                                  PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

     The Directors and Executive Officers of American TonerServ are as follows:

        Name             Age                Positions and Offices Held
--------------------     ---      ------------------------------------------

Chuck Mache              52       Director, President and Chief
                                  Executive Officer

Daniel J. Brinker        52       Chairman of the Board


William A. Robotham      67       Director

Thomas Hakel             49       Director and Secretary

Steven R. Jensen         47       Director

Aaron L. Brinker         33       Chief Operating Officer

Andrew A. Beaurline      57       Senior Vice President of Corporate
                                  Development and Strategy

Michael V. Ducey         57       Senior Vice President of Sales and
                                  Marketing

Ryan Vice                37       Chief Financial Officer

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

     CHUCK MACHE, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER - Chuck Mache was elected as a Director of the Company on November 29, 2007. On January 8, 2008 Mr. Mache was elected as Chairman of the Board. On February 2, 2009, he was elected to serve as President and Chief Executive Officer of the Company. Mr. Mache has spent a quarter-century selling, managing, building, and leading sales organizations, with a specialty in highly competitive industries. He used his breakthrough sales approach to lead the transition of Benchmark Lending Group from a mortgage broker to a full mortgage bank, and dramatically increased both the number and size of loans in a short period, turning the company into a mid-size player in the California market. As Executive Vice President of Sales for American Home Shield, Mache grew revenues from $6M to $100M in ten years, formed strategic partnerships with other market leaders, such as Coldwell Banker and Prudential, and restructured sales teams during acquisitions. Mr. Mache earned a Bachelor of Science degree in Communications from California State University, Chico in 1980.

     DANIEL J. BRINKER, CHAIRMAN OF THE BOARD- Mr. Brinker has been a Director of American TonerServ since 1995 and served as Chairman of the Board from November 2005 to January 2008. From November 2005 to February 2009, he served as President and CEO of the Company. Since February 2, 2009, he has served as Chairman of the Board. From 2002 to October 2005, he was a business consultant and served as President of ASKM Enterprises, Inc., his consulting firm. Mr. Brinker served as President of ATS from 1995 to 2002. He has over twenty years of experience as a principal, operating officer and financier of financial and other service businesses, and technology companies. Mr. Brinker has extensive operational, financial and/or senior management experience with a number of financial services companies including American Home Shield (a publicly traded company) and Benchmark Lending Group. Mr. Brinker served as President of American Home Shield (AHS), the nation's largest home warranty company, from 1987 to 1995. Mr. Brinker led a turnaround management team that engineered a buyout of AHS by ServiceMaster and management in 1989. Mr. Brinker is a Certified Public Accountant and earned a Bachelor of Science degree in Accounting from Santa Clara University in 1979. Mr. Brinker has also completed certain graduate courses at Stanford University.

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

     RYAN VICE, Chief Financial Officer - On July 7, 2006, the Board of Directors elected Ryan Vice to serve as Chief Financial Officer of the Company. Mr. Vice has over 12 years of experience in corporate finance, accounting and business development. From 1999 to 2006, Mr. Vice was the corporate controller and primary financial officer for North Bay Corporation, a refuse and recycling company, with over 20 subsidiaries and over 150,000 customers. Mr. Vice oversaw all aspects of the accounting and finance functions of the company including budgeting, forecasting and preparing the consolidated financial statements of multiple operating companies. From October 1996 to April 1999, Mr. Vice practiced public accounting with Pisenti & Brinker LLP. Mr. Vice is a Certified Public Accountant also a Real Estate Broker licensed by the California Department of Real Estate and a member of the National Association of Realtors. Mr. Vice earned his Bachelor of Science in Finance from California State University, Sacramento in 1995.

     Our Executive Officers hold office until the next annual meeting of the Board of Directors. There are no known arrangements or understandings between any Director or Executive Officer and any other person pursuant to which any of the above-named Executive Officers or Directors was selected as an Executive Officer or Director.

     The Company has determined that none of the directors are independent directors as defined under the rules used by the NASDAQ Stock Market. The Board of Directors currently has an audit committee and a compensation committee. William Robotham and Thomas Hakel are the members of the audit committee. William Robotham, Thomas Hakel and Chuck Mache are members of the compensation committee. The audit committee is chaired by William Robotham and the compensation committee is chaired by Thomas Hakel. The Board of Directors has determined that William Robotham is an "audit committee financial expert" as defined in Item 407(d)(5) of SEC Regulation S-K. Mr. Robotham is not independent. The Company does not currently have charters for either of its committees.

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

     RICK BOSWORTH - Mr. Bosworth has developed and successfully expanded profitable reprographic companies over a 30+ year career. For the past four years, Mr. Bosworth has lead and grown ReproMAX, the world's large reprographic network with over 250 participating companies throughout the United States, Canada and Western Europe. Mr. Bosworth's continuing goals are to assist and accelerate the changing direction of the reprographic industry through technology implementation and industry integrations. As President of Indox Services Corporation from 1973 to 2003, Mr. Bosworth worked closely within the architectural and construction communities to facilitate, manage and improve information/document processes, and successfully integrating internal information workflows, print, copy and related services for companies such as MasterCard, Anheuser-Busch, Sara Lee, US Bank, and others. Mr. Bosworth served as ReproMAX Chairman from 1999 to 2001. Mr. Bosworth has contributed to the International Reprographics Association as a Board Member for 5 years, acting as both Program and Convention Chair. Mr. Bosworth has also served as Board Member and President of the Central Reprographics Association. Mr. Bosworth currently serves the community as a Board Member for the St. Louis Area Foodbank. Mr. Bosworth earned his degree from the University of Missouri with a Bachelors of Arts in Economics.

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


ITEM 11.  EXECUTIVE COMPENSATION.

                                       SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                                                                  Non-
                                                                      Non-Equity  qualified
                                                                      Incentive   Deferred
                                                                      Plan        Compen-     All Other
Name and                                          Stock     Option    Compensa-   sation      Compen-
Principal                               Bonus   Awards(1)  Awards(1)  tion        Earnings    sation       Total
Position            Year  Salary ($)     ($)       ($)        ($)        ($)                     ($)         ($)
------------------  ----  -----------  -------  ---------  ---------  ----------  ----------  ----------  --------
Daniel J. Brinker,  2008  $180,000           -   $     -   $32,596(2)     -           -       $ 7,200(4)  $219,796
 CEO *              2007  $176,539           -   $     -   $21,187(3)     -           -       $ 7,200(4)  $204,926
                    2006  $ 30,000(5)        -   $90,517   $ 8,566        -           -       $     -     $129,083

Aaron L. Brinker,   2008  $140,000           -   $     -   $13,150        -           -       $ 9,000(4)  $162,150
 COO                2007  $137,308           -   $     -   $ 6,538        -           -       $ 9,000(4)  $152,846
                    2006  $ 23,333(5)        -   $72,414   $ 3,269        -           -       $12,000     $111,016

Ryan P. Vice, CFO   2008  $120,000           -   $ 3,750   $13,058        -           -       $ 4,200(4)  $141,008
                    2007  $ 95,192           -   $ 7,500   $ 4,704        -           -       $ 4,200(4)  $111,596
                    2006  $ 15,000(6)        -   $ 1,875   $ 2,352        -           -       $12,000     $ 31,227

Andrew Beaurline,   2008  $180,000     $60,150   $     -   $96,523        -           -       $ 7,200(4)  $283,723
 VP of Corporate    2007  $176,539           -   $     -   $93,026        -           -       $ 7,200(4)  $276,765
 Development        2006  $ 58,000           -   $     -   $31,009        -           -       $70,000(7)  $159,009

Michael V. Ducey,   2008  $150,000           -   $     -   $43,154        -           -       $     -     $193,154
 VP of Sales &      2007  $ 89,423           -   $     -   $20,417        -           -       $     -     $109,840
 Marketing          2006  $      -           -   $     -   $     -        -           -       $     -     $      -
------------------------------------------------------------------------------------------------------------------

* Daniel J. Brinker served as President and Chief Executive Officer until February 2, 2009.

(1) The value for Stock Awards and Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2008 in accordance with Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, ("FAS 123R"). The fair value of the Stock Awards on the grant date was $0.015 per share, as determined by the Board of Directors. For Option Awards, the dollar amount for each individual varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 2 of Notes to Audited Financial Statements for the year ended December 31, 2008 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under FAS 123R.

(2) Of the Option Awards to Daniel J. Brinker, $6,082 relates to his services as a Director of the Company.

(3) Of the Option Awards to Daniel J. Brinker, $8,109 relates to his services as a Director of the Company.

(4) All other compensation relates to monthly auto allowances.

(5) This amount had been accrued but not paid as of December 31, 2006. In February 2007, this person agreed to accept shares of the Company's common stock in lieu of cash for this amount.

(6) This amount had been accrued but not paid as of December 31, 2006. In February 2007, Mr. Vice agreed to accept shares of the Company's common stock in lieu of cash for $12,000 of this amount.

(7) Represents amounts paid to Andrew Beaurline for consulting services performed from February 2006 to August 2006 prior to becoming the Company's Senior Vice President of Corporate Development.

EMPLOYMENT ARRANGEMENTS

     We do not currently have any formal employment agreements with current or proposed Executive Officers.

     Chuck Mache has served as our President and Chief Executive Officer since February 2, 2009. For the first three months of his employment as President and CEO, Mr. Mache will be paid a salary of $10,000 per month. At the end of that period, it is anticipated that a complete compensation arrangement will be offered to Mr. Mache.

     Daniel Brinker, our Chief Executive Officer and President until February 2, 2009, had a base compensation of $180,000 per year and a $600 monthly auto allowance. On February 2, 2009, the Board of Directors elected Chuck Mache to serve as President and Chief Executive Officer of the Company replacing Mr. Brinker in the position of President. Mr. Brinker will now serve as the Company's Chairman of the Board.

     Mr. Aaron L. Brinker, our Chief Operating Officer, has a compensation package that provides for base compensation of $140,000 per year. Mr. Aaron Brinker's salary will be reviewed annually thereafter by the Board of Director's compensation committee. Mr. Aaron Brinker has an opportunity to achieve cash bonus equal to 25% of his base salary and a $750 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee.

     Andrew Beaurline, our Senior Vice President of Corporate Development and Strategy until February 1, 2009, had a compensation package that provides for base compensation of $180,000 per year and a $600 monthly auto allowance. On February 12, 2009, the Company entered into a new compensation arrangement with Mr. Beaurline effective February 1, 2009. Mr. Beaurline will receive an annual salary of $24,000 and will receive deferred bonuses totaling $33,650 during 2009.

     Ryan Vice, our Chief Financial Officer, has a compensation package that provides for base compensation of $120,000 per year. Mr. Vice's salary will be reviewed annually thereafter by the Board of Director's compensation committee. Mr. Vice has an opportunity to achieve cash bonus equal to 25% of his base salary and a $350 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee.


                         2008 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

-------------------------------------------------------------------------------------------------------------------------
                                       Option Awards                                       Stock Awards
                   ---------------------------------------------------------  -------------------------------------------
                                                                                                                Equity
                                                                                                                Incentive
                                                                                                    Equity      Plan
                                                                                                    Incentive   Awards:
                                             Equity                                                 Plan        Market or
                                             Incentive                                              Awards:     Payout
                                             Plan                                                   Number of   Value of
                                             Awards:                                     Market     Unearned    Unearned
                   Number       Number       Number                           Number     Value      Shares,     Shares,
                   of Securi-   of Securi-   of                               of Shares  of Shares  Units       Units
                   ties Under-  lying Un-    Securi-                          or Units   or Units   or Other    or Other
                   lying Un-    exercised    ties Un-                         of Stock   of Stock   Rights      Rights
                   exercised    Options (#)  lying Un-   Option    Option     That       That       That        That
                   Options (#)  -----------  exercised   Exercise  Expir-     Have Not   Have Not   Have Not    Have Not
                   -----------      Un-      Unearned    Price     ation      Vested     Vested     Vested      Vested
Name               Exercisable  exercisable  Options(#)  ($)       Date       ($)        ($)        (#)         ($)
----               -----------  -----------  ----------  --------  ---------  ---------  ---------  ---------   ---------
Daniel J. Brinker     462,857      900,000                $0.165    7/7/2016

Daniel J. Brinker     300,000      300,000                $0.165   10/2/2016

Daniel J. Brinker       -        1,000,000                $0.230    7/8/2018

Aaron L. Brinker      231,429      450,000                $0.165    7/7/2016

Aaron L. Brinker         -         200,000                $0.230    7/8/2018

Ryan P. Vice          154,286      300,000                $0.150    7/7/2016

Ryan P. Vice             -         500,000                $0.230    7/8/2018

Andrew Beaurline    2,095,238    4,000,000                $0.150   9/19/2016

Andrew Beaurline        -          200,000                $0.230    7/8/2018

Michael V. Ducey      166,667      500,000                $0.600   5/14/2017

Michael V. Ducey        -          750,000                $0.230    7/8/2018

-------------------------------------------------------------------------------------------------------------------------

(1) The market value of shares that have not vested was determined by the last reported sale price of the common stock of $0.29 on December 31, 2008.


COMPENSATION OF DIRECTORS AND ADVISORS

     Members of the Board of Directors do not currently receive any cash compensation for their services as Directors. However, some of our Directors have received consulting fees from the Company and certain Directors have received options to purchase shares of our Common Stock. To attract and keep Board members the Company may grant options to Board members in the future.

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

     On April 10, 2008, the Board of Directors granted options to Chuck Mache,
Chairman of the Board, to purchase 2,000,000 shares of common stock. The exercise price of these options was $0.28 per share with a vesting period of 48 months.

     On July 8, 2008, the Board of Directors granted options to William A.
Robotham, director and Thomas Hakel, director, to purchase 300,000 shares of common stock. The exercise price of these options was $0.23 per share with a vesting period of 48 months.


---------------------------------------------------------------------------------------------
                               2008 DIRECTOR COMPENSATION TABLE

                                                                   Non-
                                                     Non-Equity  qualified
                      Fees                           Incentive   Deferred     All
                   Earned or                            Plan      Compen-    Other
                    Paid in      Stock     Option      Compen-    sation    Compen-
                      Cash     Awards(1)  Awards(1)    sation    Earnings   sation    Total
      Name            ($)         ($)       ($)          ($)        ($)       ($)      ($)
----------------  -----------  ---------  ---------  ----------  ---------  -------  --------
Chuck Mache       $ 60,000(6)  $       -  47,068(2)                                  $107,068

William Robotham  $  -0-               -  13,122(3)                                  $ 13,122

Thomas Hakel      $ 15,000(6)          -  13,122(4)                                  $ 28,122

Steven R. Jensen  $  -0-               -   3,068(5)                                  $  3,068

(1) The value for Option Awards in the table above represents the dollar amount recognized for financial reporting purposes for 2008 in accordance with FAS No. 123R. The dollar amount for each individual varies depending on the number of options held, the fair value of such options, and the vesting terms of such options. See Note 2 of Notes to Audited Financial Statements for the year ended December 31, 2008 for information on the assumptions used to calculate the grant date fair value of Option Awards and the expense recognized under FAS 123R.

(2) As of December 31, 2008, $187,118 of the Option Awards held by Mr. Mache were unvested.

(3) As of December 31, 2008, $35,081 of the Option Awards held by Mr. Robotham were unvested.

(4) As of December 31, 2008, $35,081 of the Option Awards held by Mr. Hakel were unvested.

(5) As of December 31, 2008, $2,315 of the Option Awards held by Mr. Jensen were unvested.

(6) Represents amounts paid for consulting services performed for the Company.

2005 STOCK INCENTIVE PLAN

     On December 15, 2005, the Board of Directors adopted a new Stock Incentive Plan (the "2005 Plan"), which was approved by our shareholders in February 2006. The 2005 Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and service providers (consultants) to American TonerServ. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of American TonerServ. The Board of Directors determines vesting provisions at the time options are granted. In July 2006, the shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 2,500,000 to 7,000,000 shares (after giving effect to the ten for one (10 for 1) stock split), subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. On September 29, 2006, the Board of Directors and our shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 7,000,000 to 8,400,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. On April 19, 2007, the Board of Directors authorized a 1,600,000 increase in the plan to 10,000,000 shares, which was approved by a majority of the stockholders. The total number of shares authorized to be granted under the 2005 plan was 10,000,000 at December 31, 2008. The option price must be satisfied by the payment of cash and will be no less than 100% of the fair market value of the Common Stock on the date the option is granted for Incentive Stock Options and 85% of the market value for non-qualified options.

     During 2008, a total of 717,600 options to purchase shares of common stock were granted under the 2005 Stock Incentive Plan, of which 350,000 options were granted to non-employees and vest equally over a twelve to twenty-four month period. The remaining 367,600 of options to purchase shares were granted to directors, officers and employees of the Company. A total of 415,586 options to purchase shares were forfeited due to termination of employment.

2008 STOCK INCENTIVE PLAN

     On April 10, 2008, the Board of Directors adopted a new Stock Incentive Plan (the "2008 Plan"), which was approved by our shareholders in April 2008. The 2008 Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and service providers (consultants) to American TonerServ. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of American TonerServ. The Board of Directors determines vesting provisions at the time options are granted.

     During 2008, a total of 5,800,000 options to purchase shares of common stock were granted under the 2008 Stock Incentive Plan. All of these options to purchase shares were granted to directors, officers and employees of the Company. A total of 1,500,000 options to purchase shares have been reserved for, but not issued to, iPrint Technologies, Inc. as part of the Company's asset purchase agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the number and percentage of shares of our $.001 par value common stock and preferred shares owned beneficially, as of March 2, 2009, by any person who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons.

                                      Amount of
Name and Address                      Beneficial             Percentage
of Beneficial Owner                   Ownership               of Class
-------------------                  --------------          ----------
BRAM Enterprises (1)                  6,802,894 (1)             8.7%
3550 Round Barn Blvd, Suite 100
Santa Rosa, CA 95403

Daniel J. Brinker                     7,034,165 (2)             9.0%
420 Aviation Blvd., Suite 103
Santa Rosa, CA  95403

Aaron L. Brinker                      4,396,620 (3)             5.7%
729 Cumberland Ct.
Pleasant Hill, CA 94523

Thomas Hakel                          4,103,580 (4)             5.2%
1020 Blue Oak Pl.
Santa Rosa, CA 95404

William A. Robotham                   7,645,840 (5)             9.7%
3550 Round Barn Blvd, Suite 100
Santa Rosa, CA 95403

Lynn J. Brinker                       4,112,457 (6)             5.3%
77 875 Seminole Rd.
Indian Wells, CA 92210

James Laier                           8,413,315 (7)            10.6%
1080 Airport Blvd.
Santa Rosa, CA 95403

Chuck Mache                           3,150,647 (8)             4.0%
1004 Slate Drive
Santa Rosa, CA  95405

Ryan Vice                             1,214,952 (9)             1.6%
PO Box 1989
Santa Rosa, CA 95402

iPrint Technologies, Inc.             6,047,953 (10)            7.8%
980 Magnolia Ave., Ste. 5
Larkspur, CA  94939

Robert Stanley Colliss                7,500,000 (11)            9.3%
  2006 Family Trust
9100 Skyway
Paradise, CA  95969

Andrew Beaurline                      2,684,263 (12)            3.4%
2149 - 48th Avenue
San Francisco, CA 94116

Michael V. Ducey                        355,952 (13)            0.5%
148 Sontag Dr
Franklin TN 37064

Steve Jensen                          5,290,000 (14)            6.7%
6041 Siesta Lane
Port Richey, Florida 34668

All Directors and Officers           35,876,020                45.7%
as a group (7 persons)
---------------------

(1) Includes 5,928,387 common shares held directly by BRAM Enterprises, a general partnership in which Lynn Brinker and William A. Robotham are equal partners, 745,197 shares that are issuable under warrants held by BRAM Enterprises.

(2) Includes 5,517,022 common shares held directly by Daniel J. Brinker; 892,143 shares issuable on exercise of options held by Daniel J. Brinker that are exercisable within 60 days; and 625,000 shares that are issuable under warrants held by Daniel J. Brinker.

(3) Includes 4,121,977 common shares held directly by Aaron L. Brinker and 274,643 shares issuable on exercise of options held by Aaron L. Brinker that are exercisable within 60 days.

(4) Includes 2,775,455 common shares held directly by Thomas Hakel; 356,250 shares issuable upon exercise of options held by Thomas Hakel within 60 days; and 971,875 shares that are issuable under warrants held by Mr. Hakel.

(5) Includes 2,800,643 common shares held by William A. Robotham; 356,250 shares issuable on exercise of options held by Mr. Robotham within 60 days; 3,401,447 of the common shares held by BRAM Enterprises in which Mr. Robotham is a partner; and 1,087,500 shares that are issuable under warrants held by Mr. Robotham.

(6) Includes 711,010 common shares held by Lynn Brinker; and 3,401,447 of the common shares held by BRAM Enterprises in which Mr. Lynn Brinker is a partner.

(7) Includes 5,634,891 common shares held by James Laier and 2,778,424 shares that are issuable under warrants held by Mr. Laier.

(8) Includes 1,342,939 common shares held directly by Chuck Mache; 909,375 shares that are issuable under warrants held by Chuck Mache and 898,333 issuable on exercise of options held by Mr. Mache that are exercisable within 60 days.

(9) Includes 1,005,667 common shares held directly by Ryan Vice and 209,285 issuable on exercise of options held by Mr. Vice that are exercisable within 60 days.

(10) Includes 5,847,953 common shares held by iPrint Technologies, Inc. and 200,000 shares that are issuable under warrants held by iPrint Technologies, Inc..

(11) Includes 4,200,000 common shares held by The Robert Colliss 2006 Family Trust and 3,300,000 shares that are issuable under warrants held by The Robert Colliss 2006 Family Trust.

(12) Includes 245,922 common shares held directly by Andrew Beaurline and 2,395,238 issuable on exercise of options held by Mr. Beaurline that are exercisable within 60 days.

(13) Includes 100,000 common shares held directly by Mr. Ducey; and 255,952 issuable on exercise of options held by Mr. Ducey that are exercisable within 60 days.

(14) Includes 3,300,000 common shares held directly by Steve Jensen; 190,000 issuable on exercise of options held by Mr. Jensen that are exercisable within 60 days; and 1,800,000 shares that are issuable under warrants held by Mr. Jensen.


EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2008.


-------------------------------------------------------------------------------------
                                                                   Number of
                                                                   Securities Remain-
                                                                   ing Available for
                                                                   Future Issuance
                     Number of Secure-                             Under Equity
                     ties to be Issued      Weighted-Average       Compensation Plans
                     upon Exercise of       Exercise Price of      (excluding secure-
                     Outstanding Options,   Outstanding Options,   ties reflected
                     Warrants and Rights    Warrants and Rights    in column (a))
Plan Category             (a)                     (b)                    (c)
-------------------------------------------------------------------------------------
Equity Compensation
Plans approved by       15,929,383               $0.210               1,700,000
Stockholders
-------------------------------------------------------------------------------------
Equity compensation
plans not approved         725,000               $0.244                    -
by Stockholders
-------------------------------------------------------------------------------------

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


     On December 28, 2007, the Company sold six units of a note offering, each unit consisting of a $25,000 promissory note and 50,000 redeemable warrants at a purchase price of $25,000 per unit (the "Note Unit") to William Robotham, Director, (three Note Units); Chuck Mache, Director (one Note Unit); Thomas Hakel, Director, (one Note Unit); and Michael Ducey, Senior Vice President of Sales and Marketing, (one Note Unit).

     On March 31, 2008, Chuck Mache, Director, Thomas Hakel, Director, and Michael Ducey, Senior Vice President of Sales and Marketing, converted their one Note Unit that was purchased on December 28, 2007, into the Company's common stock and warrant offering.

     On April 8, 2008, William Robotham, director, converted $100,000 of an advance to Company into one unit of the Company's convertible note offering. Each unit consisted of a $100,000 note with 57,500 warrants and is convertible into a future equity offering of the Company.

     At December 31, 2007, the Company had outstanding payables to Daniel Brinker, President and Chief Executive Officer, of $61,095, Thomas Hakel, Director, of $215,000 and William Robotham, Director of $155,000. Dan Brinker was repaid $50,000 in January 2008. Thomas Hakel was repaid $35,000 in February 2008 and $100,000 in May of 2008. William Robotham converted $100,000 of his advances into the Company's Convertible Note and Warrant offering.

     On August 8, 2008, the board of directors retroactively approved interest from June 2007 forward of eight percent per annum on the advances made to the Company by William Robotham and Thomas Hakel.

     At December 31, 2008, the Company had outstanding payables to Daniel Brinker, President and Chief Executive Officer, of $3,595, Thomas Hakel, Director, of $80,000 and accrued interest of $16,296 and William Robotham,

Director of $90,000 and accrued interest of $17,678. These payables related to advances for operating capital to the Company during the Company's transition into a public company and during the implementation of the Company's acquisition strategy.

     In October of 2008, the Company extended its line of credit with a bank to support Stand-By Letters of Credit for $835,000. The guaranties of Daniel J. Brinker, William Robotham and Thomas Hakel, directors of the Company, continued on this line of credit.

     During the period from October to December 2008, Daniel J. Brinker, William Robotham, Thomas Hakel and Chuck Mache, directors the Company, guaranteed convertible notes that were sold in a private offering. As compensation for providing the guarantees, the directors received a total of 2,393,750 warrants to purchase shares of the Company's common stock at $0.30 per share through January 2012. The total compensation recorded during this period was $227,543.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents aggregate fees for professional services rendered by Perry-Smith LLP for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2008 and December 31, 2007. Fees billed for other services rendered by them during those periods are also included.


                                   2008            2007
                                 ---------       ---------
Audit Fees (1)                   $ 181,000       $ 163,000
All Other Fees (2)               $  78,000       $    --
                                 ---------       ---------
     Total                       $ 259,000       $ 163,000
                                 ---------       ---------

(1) These are fees for professional services performed by Perry-Smith LLP for the audit of the Company's annual financial statements included in the Company's Annual Report on Forms 10-K and 10-KSB and the review of financial statements included in the Company's reports on Forms 10-Q and 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings for those fiscal years.

(2) These are fees for professional services rendered for the audit of iPrint Technologies, Inc.

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

                                     PART IV


ITEM 15.  EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
--------   -----------

2.1 Asset Purchase Agreement dated as of April 1, 2007, among Optima Technologies, LLC, a Delaware limited liability company, American TonerServ Corp., a Delaware corporation, Optima Technologies, L.L.C., a Nevada limited liability company ("seller"), and Steven R. Jensen. (11)

2.2 Asset Purchase Agreement dated as of December 19, 2007, Among TT Acquisition, LLC, a Delaware limited liability company, American Tonerserv Corp., a Delaware corporation, Tonertype of Florida, LLC, a Florida limited liability company, and David T. Shaver and Clyde C. Shaver (13)

2.3 Asset Purchase Agreement dated as of October 31, 2008, among American TonerServ Corp., iPrint Technologies, LLC, a Delaware limited liability company, iPrint Technologies, Inc., a California corporation, Chad Solter, Darrell Tso, and Scott Muckley. (17)


3.1        Certificate of Incorporation, as amended (1)

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

10.30 Management Agreement with Optima Technologies, L.L.C. and Steven R. Jensen. (11)

10.31      Management Agreement with Axon Technologies, Inc. (11)

10.32      Employment Letter with Michael V. Ducey (12)

10.33 Termination of Amended and Restated Management Agreement with Azaria Management Group, LLC (16)

10.34      Additional Convertible Note with Azaria Management Group,
           LLC (16)

10.35      Modified Convertible Note with Azaria Management Group,
           LLC (16)

10.36      Short-Term Promissory Note to Tonertype of Florida, LLC (13)

10.37      Installment Promissory Note to Tonertype of Florida,
           LLC (13)

10.38      Contingent Convertible Promissory Note to Tonertype of
           Florida, LLC (13)

10.39      Consulting Agreement with After Market Support, LLC (14)

10.40      Mutual Termination Agreement with After Market Support, LLC (15)

10.41      Consulting Agreement with Tom Hakel (16)

10.42      Coaching and Consulting Agreement with Chuck Mache (16)

10.43      2008 Nonqualified Stock Incentive Plan (17)

10.44      Asset Based Loan Agreement with Celtic Capital Corporation (18)

10.43      Promissory Note due November 30, 2008 to iPrint Technologies, Inc.
           (19)

10.44      Short-Term Promissory Note No. 1 to iPrint Technologies, Inc. (19)

10.45      Short-Term Promissory Note No. 2 to iPrint Technologies, Inc. (19)

10.46      Long-Term Promissory Note to iPrint Technologies, Inc. (19)

10.47      Security Agreement with iPrint Technologies, Inc. (19)

10.48      Modification of Secured Contingent Promissory Note No. 1,
           Secured Contingent Promissory Note No. 2 and Secured Convertible Contingent Promissory Note with iPrint Technologies, Inc. - Filed herewith electronically

10.49 Modified Secured Promissory Note with iPrint Technologies, Inc. - Filed herewith electronically

10.50 Engagement Agreement with Monarch Bay Associates, LLC, as amended - Filed herewith electronically

10.51      Compensation Plan effective February 1, 2009 with Andrew Beaurline
           (20)

10.52      Compensation Plan effective February 1, 2009 with Michael V. Ducey
           (20)

10.53 Letter agreement with Azaria Management Group and Steven Jensen to amend promissory note (21)

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

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

31.2 Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

32.1 Certification of Chief Executive Officer Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically

32.2 Certification Principal Financial Officer of Pursuant to Section 18 U.S.C. Section 1350 - Filed herewith electronically

---------------
(1) Incorporated by reference to the Company's Form SB-2 registration statement SEC File No. 333-120688.

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

(12) Incorporated by reference the Company's Report on Form 8-K dated May 14, 2007.

(13) Incorporated by reference the Company's Report on Form 8-K dated December 19, 2007.

(14) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2007.

(15) Incorporated by reference the Company's Report on Form 8-K dated March 6, 2008.

(16) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

(17) Incorporated by reference to the Company's Report on Form 8-K dated April 10, 2008.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(19) Incorporated by reference the Company's Report on Form 8-K dated October 31, 2008.

(20) Incorporated by reference the Company's Report on Form 8-K dated February 12, 2009.

(21) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors
American TonerServ Corp.
Santa Rosa, California

     We have audited the accompanying consolidated balance sheets of American TonerServ Corp. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American TonerServ Corp. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations, stockholders' equity and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $22,219,836. Current liabilities exceed its total current assets at December 31, 2008 by $4,973,437. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters is described in Note 17. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                     /s/ Perry-Smith LLP



Sacramento, California
March 31, 2009

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

                                                  December 31,    December 31,
                                                      2008            2007
                                                  ------------    ------------
ASSETS
Current assets
 Cash and cash equivalents                        $      4,033    $     60,196
 Accounts receivable, net                            2,753,445       1,326,891
 Inventory                                             774,747         715,328
 Prepaid expenses and other current assets              75,716          33,127
 Deferred compensation                                  73,275         471,298
                                                  ------------    ------------
     Total current assets                            3,681,216       2,606,840
                                                  ------------    ------------
 Intangible assets, net                              4,058,036       4,002,862
 Goodwill                                            6,935,468       1,801,895
 Property and equipment, net                           644,477         394,745
 Other assets                                           80,044          29,959
                                                  ------------    ------------
     Total assets                                 $ 15,399,241    $  8,836,301
                                                  ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Cash overdraft                                   $     39,381    $       --
 Accounts payable and accrued expenses               3,030,599       1,767,997
 Shareholder advances                                  173,595         431,095
 Line of credit                                      1,346,722            --
 Notes payable - current portion
  (net of unamortized discount of $194,937
  and $223,120 at December 31, 2008 and
  December 31, 2007)                                 2,080,865       2,068,033
 Convertible notes payable, current portion
  (net of unamortized discount of $147,566
  and $0 at December 31, 2008 and
  December 31, 2007)                                 1,782,712         187,500
 Convertible notes payable, related parties -
  current portion (net of unamortized
  discount of $1,466)                                  123,534          31,250
 Notes payable, related parties -
  current portion                                         --           150,000
 Deferred revenue                                       77,245          92,589
                                                  ------------    ------------
     Total current liabilities                       8,654,653       4,728,464
                                                  ------------    ------------
Long-term Liabilities
 Notes payable (net of unamortized discount
   of $244,016 and $343,815 at December 31,
   2008 and December 31, 2007)                         929,842       1,281,400
 Convertible notes payable(net of unamortized
   Discount of $669,042 and $0 at
   December 31, 2008 and December 31, 2007)          2,926,524         925,000
 Warrant liabilities                                   639,193         119,700
                                                  ------------    ------------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)



 Total long-term liabilities                         4,495,559       2,326,100
                                                  ------------    ------------
     Total liabilities                              13,150,212       7,054,564
                                                  ------------    ------------
 Commitments and contingencies

Stockholders' equity
 Common stock
  77,045,995 and 60,390,956 shares issued and
  outstanding at December 31, 2008 and
  December 31, 2007                                     77,046          60,391
 Additional paid-in capital                         24,391,819      19,300,186
 Accumulated deficit                               (22,219,836)    (17,578,840)
                                                  ------------    ------------
     Total stockholders' equity                      2,249,029       1,781,737
                                                  ------------    ------------
     Total liabilities and stockholders' equity   $ 15,399,241    $  8,836,301
                                                  ============    ============










See notes to the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

                                               December 31,    December 31,
                                                   2008            2007
                                               ------------    ------------
Revenues
 Toner                                         $  9,858,739    $  3,203,894
 Service                                          2,886,895         426,637
                                               ------------    ------------
Total revenues                                   12,745,634       3,630,531
                                               ------------    ------------
Cost of sales
 Toner                                            7,222,704       2,116,802
 Service                                          1,030,107         420,046
 Inventory write-down                                  --            68,500
                                               ------------    ------------
Total cost of sales                               8,252,811       2,605,348
                                               ------------    ------------
Gross profit                                      4,492,823       1,025,183

Operating Expenses
 Salaries and wages                               2,958,862       1,645,877
 Professional fees and services                   1,416,084       1,346,706
 Sales and marketing                              1,008,034         409,763
 General and administrative                       1,756,826       1,334,711
 Amortization of intangible assets                  646,136         338,173
                                               ------------    ------------
Total operating expenses                          7,785,942       5,075,230
                                               ------------    ------------
Loss from operations                             (3,293,119)     (4,050,047)
                                               ------------    ------------
Other Income (Expense)
 Fair value of convertible debt                    (293,750)         85,417
 Termination of management agreement                   --          (550,000)
 Interest expense                                  (901,641)       (260,267)
 Change in fair value of warrant liabilities       (159,774)        (71,873)
 Other income                                         7,288          14,445
                                               ------------    ------------
Net loss                                       $ (4,640,996)   $ (4,832,325)
                                               ============    ============
Net loss per share
 Basic and diluted                             $      (0.07)   $      (0.16)
                                               ============    ============

Weighted average shares
 Basic and diluted                               66,464,308      29,373,589
                                               ============    ============



See notes to the consolidated financial statements.


AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2008 and 2007

                                                         Preferred                  Additional
                             Common Stock                  Stock                     Paid-in        Accumulated
                                Shares        Amount       Shares       Amount        Amount          Deficit         Total
                             ------------    --------    ----------    --------    ------------    ------------    -----------
January 1, 2007                22,781,880    $ 22,782     1,117,884    $  1,118    $ 11,859,471    $(12,746,515)   $  (863,144)

Issuance of common stock        9,710,000       9,710          --          --         2,417,790            --        2,427,500
 with warrants valued at
 $477,227

Issuance of common stock        1,071,847       1,071          --          --           406,354            --          407,425

Issuance of common stock-
 restricted                     3,000,000       3,000          --          --              --              --            3,000

Exchange of notes and
 interest for common stock      4,298,669       4,299          --          --         1,070,369            --        1,074,668
 with warrants valued at
 $210,155

Sale of preferred c shares           --          --         834,971         835       2,587,412            --        2,588,247

Conversion of preferred
 shares into common stock      19,528,560      19,529    (1,952,855)     (1,953)        (17,576)           --             --

Stock compensation from
 options                             --          --            --          --           281,615            --          281,615

Stock compensation from
 restricted stock                    --          --            --          --           694,751            --          694,751

Net loss                             --          --            --          --              --        (4,832,325)    (4,832,325)
                             ------------    --------    ----------    --------    ------------    ------------    -----------
December 31, 2007              60,390,956      60,391          --          --        19,300,186     (17,578,840)     1,781,737


Issuance of common stock
 with warrants valued at
 $213,489                       7,163,333       7,163          --          --         1,837,837            --        1,845,000

Issuance of common stock-
 related to iPrint
 acquisition                    6,097,953       6,098          --          --         1,566,402            --        1,572,500

Issuance of common stock-
 exchanged for convertible
 notes                          3,645,922       3,646          --          --           796,354            --          800,000

Common stock issued for
 services                         510,000         510          --          --           130,490            --          131,000

Issuance of common stock          169,484         170          --          --            50,446            --           50,616

Warrants issued as
 compensation                        --          --            --          --           296,137            --          296,137

Stock compensation from
 options                             --          --            --          --           434,693            --          434,693

Warrants exercised              1,000,000       1,000          --          --           149,000            --          150,000

Stock options exercised           135,714         136          --          --            20,221            --           20,357

Shares cancelled               (3,050,000)     (3,050)         --          --          (448,200)           --         (451,250)

Stock compensation from
 restricted stock                 982,633         982          --          --           258,253            --          259,235

Net loss                             --          --            --          --              --        (4,640,996)    (4,640,996)
                             ------------    --------    ----------    --------    ------------    ------------    -----------
December 31, 2008              77,045,995    $ 77,046          --          --      $ 24,391,819    $(22,219,836)   $ 2,249,029
                             ============    ========    ==========    ========    ============    ============    ===========

See notes to the consolidated financial statements

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
                                                     Years Ended December 31,
                                                       2008          2007
                                                   -----------    -----------
Cash flows from operating activities
 Net loss                                          $(4,640,996)   $(4,832,325)

Adjustments to reconcile net loss to net
 cash used in operating activities
  Depreciation                                         144,455         32,650
  Amortization                                         646,136        338,173
  Accretion of notes discount                          357,118         97,124
  Change in fair value of warrant liability            159,774         71,873
  Fair value of convertible debt                       293,750        (85,417)
  Gain on sale of property and equipment                (7,222)          --
  Gain on claims settlement                                (66)       (14,445)
  Stock based compensation                             952,338        929,295
  Termination of mgmt agreement settled in stock          --          450,000
  Inventory write-down                                    --           68,500
  Provision for doubtful accounts                       37,822         36,356

Changes in operating assets and liabilities
  (Increase) decrease in assets
  Accounts receivable                                 (266,884)      (709,032)
  Inventory                                           (216,573)      (166,497)
  Prepaid expenses and other current assets             (9,209)       (37,582)
  Other assets                                         (32,232)          --
  Deposits                                                --            7,110
 Increase (decrease) in liabilities
  Accounts payable and accrued expenses                433,727        918,265
  Deferred revenue                                     (15,344)        90,607
                                                   -----------    -----------
     Net cash used in operating activities          (2,163,406)    (2,805,345)
                                                   -----------    -----------
Cash flows from investing activities
 Acquisitions, net of cash acquired                 (1,665,077)    (2,522,990)
 Purchase of property and equipment                   (187,820)       (31,953)
 Proceeds from sale of assets                            8,392           --
                                                   -----------    -----------
     Net cash used in investing activities          (1,844,505)    (2,554,943)
                                                   -----------    -----------
Cash flows from financing activities
 Bank overdraft                                         39,381         58,811
 Proceeds from issuance of preferred stock                --        2,575,000
 Proceeds from issuance of common stock              1,458,000      2,171,840
 Issuance of notes payable                           1,045,760        355,000
 Proceeds from issuance of convertible notes
  payable                                            3,315,000        400,000
 Proceeds from shareholder advances                    251,345        645,000
 Payment of shareholder advances                      (408,845)          --
 Payment of convertible notes                         (100,000)       (50,000)
 Payment of notes payable                           (3,162,972)      (847,576)
 Exercise of warrants and options                      170,357           --
 Net proceeds from revolving line of credit          1,343,722           --
                                                   -----------    -----------
     Net cash provided by financing activities       3,951,748      5,308,075
                                                   -----------    -----------
     Net decrease in cash                              (56,163)       (52,213)
                                                   -----------    -----------
Cash and cash equivalents, beginning of period          60,196        171,220
                                                   -----------    -----------
Cash and cash equivalents, end of period           $     4,033    $    60,196
                                                   ===========    ===========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

                                                    Years Ended December 31,
                                                      2008           2007
                                                  ------------   ------------
Supplementary information:
 Interest paid                                    $    611,000   $    163,222
                                                  ============   ============

Income taxes paid                                 $       --     $        800
                                                  ============   ============

Supplemental schedule of non-cash investing and financing activities:

Common stock issued on conversion of advances,
 notes payable and interest                       $       --     $  1,374,667
                                                  ============   ============

Issuance of notes payable and warrants
 for acquisitions                                 $  2,922,227   $  3,866,559
                                                  ============   ============

Deferred compensation on restricted stock and
 option grants to (returns from )
 non-employees                                    $   (435,750)  $    397,922
                                                  ============   ============

Issuance of common stock to settle accounts
 payable                                          $     14,247   $    177,000
                                                  ============   ============

Issuance of preferred stock to settle accounts
 payable                                          $       --     $     13,248
                                                  ============   ============

Reduction of purchase price of customer lists     $       --     $    225,705
                                                  ============   ============

Issuance of common stock in exchange
 for consulting services                          $    131,000   $       --
                                                  ============   ============

Conversion of notes payable into common
 stock                                            $    175,000   $       --
                                                  ============   ============

Conversion of convertible notes payable
 into common stock                                $  1,025,000   $       --
                                                  ============   ============
Conversion of shareholder advance
 into convertible note with warrants              $    100,000   $       --
                                                  ============   ============


See notes to the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

                                                    Years Ended December 31,
                                                      2008           2007
                                                  ------------   ------------

Issuance of common stock for iPrint               $  1,572,500   $       --
                                                  ============   ============

Issuance of commons stock with note offering      $     36,370   $       --
                                                  ============   ============















See notes to the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

1.   The Company

Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995 the Company changed its name to "Q MATRIX, Inc." In January 2005, the Company changed its name to AMERICAN TONERSERV CORP. (the "Company"). The Company is a national distributor of compatible printer toner cartridges. The Company services printers and other office equipment through its Preferred Provider Network. The Company is headquartered in Santa Rosa, California.

2.   Summary of Significant Accounting Policies

Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries, Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC and iPrint Technologies, LLC (collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC and iPrint Technologies, LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

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

     The Black-Scholes-Merton model is used to value warrants and options. The conversion option, included as a component of convertible debt, is valued using an estimated Private Investment in a Public Entity ("PIPE") price equal to a 20% discount off the fair market value of the stock. The convertible notes associated with the acquisition of iPrint are carried at face value as this was not "in-the-money" at inception.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

2.   Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents:

     Cash and cash equivalents consist principally of bank deposits. Cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum of $250,000. At December 31, 2008 and 2007, respectively, the Company did not have cash deposits in excess of FDIC insurance limits.

Accounts Receivable:

     Accounts receivable are shown net of allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company uses specific identification, which includes a reserve on older balances that are disputed or in cases where the Company has knowledge of a potential customer payment issue. A summary of the changes in the allowance for doubtful accounts is as follows:


                                          2008          2007
                                       ----------    ----------
Balance at beginning of year           $   35,224    $   12,614
Provision for uncollectible accounts       37,822        36,356
Provision from iPrint                      34,852          --
Write-offs                                 (9,209)      (13,746)
Recoveries                                 12,188          --
                                       ----------    ----------
Allowance for doubtful accounts        $  110,877    $   35,224
                                       ==========    ==========

Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from one to seven years. Leasehold improvements are depreciated on a straight line basis over the lesser of the lease term or estimated useful life.

Long-Lived Assets:

     The Company evaluates the carrying value of its long-lived assets when events or circumstance indicate the existence of a possible impairment, based on projected undiscounted cash flows, and recognizes impairment when such cash flows will be less than the carrying values. Measurement of the amounts of impairments, if any, is based upon the difference between carrying value and fair value of the long lived assets. At December 31, 2008, management determined that its long-lived assets were not impaired.

Revenue Recognition:

         The following is a detailed description of each revenue activity and its revenue recognition policy:

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

2.   Summary of Significant Accounting Policies (Continued)

     Remanufactured Toner Sales - Revenue for the resale of laser toner cartridges is recognized upon shipment of the toner cartridges to the customer. In the case where the toner cartridge is sold as a bundled product with equipment service included as part of the total purchase price, the combined revenue is segregated between the value of the cartridge and the service components. The cartridge portion is recognized after shipment at the same price as a "cartridge only" sale. The service component is deferred and recognized on the earlier of actual cartridge use when it is replaced or ninety days (the maximum term of the service offering with each cartridge).

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

Stock Based Compensation:

     The Company has one stock incentive plan (the "Plan"), administered by the Board of Directors, which provide for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options can no longer be granted from the 1995 and 2005 Plans. Options granted under the 2008 Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 Plan at December 31, 2008 and 2007, was 7,500,000 and zero, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

2.   Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued):

     The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and at December 31, 2008 and 2007, there were 32,883 and 35,133 options outstanding under the 1995 Plan, respectively.

     The total number of shares authorized to be granted under the 2005 Plan was 10,000,000 at December 31, 2008 and 2007. As of December 31, 2008, there will be no new options granted out of the 2005 Plan, however, all options outstanding will continue in accordance with their respective terms. Options outstanding under the 2005 Plan at December 31, 2008 and 2007, were 9,488,900 and 9,722,600, respectively.

     The total number of options granted and outstanding outside of the Company's plans for the years ended December 31, 2008 and 2007, was 325,000 and 400,000, respectively.

     The estimated fair value of equity-based awards is amortized over the awards' vesting period on a straight-line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for the years ended December 31, 2008 and 2007 was $378,215 and $188,975 respectively. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

                                     Year Ended              Year Ended
                                 December 31, 2008       December 31, 2007
                                 -----------------       -----------------

Dividend yield                          None                   None
Expected volatility                   35.0-61.5%               35.0%
Risk-free interest rate               2.5%-5.1%              3.4%-5.1%
Expected terms (years)                 5.5-6.3                5.7-6.3


     In the past, the Company has calculated the expected volatility for stock-based awards using the historical volatility for its peer group public companies which has been 35.0%, because sufficient historical data did not yet exist for the Company's stock. As of October 1, 2008, the Company now calculates the expected volatility for stock-based awards using the historical volatility of its own stock which has been trading since October 2006. The risk free interest rates were determined by the rates of the 5 and 7 year treasury bills on the grant date of the options.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

2.   Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued):

     The Company accounts for restricted stock and options granted to non-employees as deferred compensation at the date of issuance. The Company recognizes compensation expense on a straight-line basis over the service period of the restricted stock or options. The compensation is adjusted for the change in fair market value at the end of each period in the statement of operations.

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

     The following securities, which include options, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

                                              December 31,   December 31,
                                                  2008           2007
                                              ------------   ------------

     Potential equivalent shares excluded       60,343,909     30,223,054
                                              ============   ============

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

2.   Summary of Significant Accounting Policies (Continued)

Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.29 was attached to the warrants which represents the fair value of common stock at December 31, 2008, a 58.24% volatility and a risk free interest rate ranging from 0.37% to 1.55% based on the estimated lives ranging from 0.50 to 4.75 years, based on an estimated Private Investment in a Public Entity ("PIPE") occurring in the third quarter of 2009. At December 31, 2007, a $0.20 per share value was attached to the warrants, a 35% volatility and risk free interest rates ranging from 3.05% - 3.45% based on the estimated lives ranging from 1.25 to 5 years, based on an estimated PIPE occurring in the third quarter of 2008.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is unknown, at December 31, 2008, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

Segment:

     Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 2008 and December 31, 2007, all material revenues have been derived from domestic operations.

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

Concentration of Revenue and Credit Risk:

     During the year ended December 31, 2008, one customer, accounted for approximately $2,420,000 of our revenues, representing approximately 19% of our revenues. During 2007, the Company, through Axon, selling products to state agencies in Florida, accounted for approximately $430,000 of revenues, representing approximately 12% of our revenues. At December 31, 2008 and December 31, 2007, the Company did not have any significant customers relating to accounts receivable.

Reclassifications:

         Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

3.   Recent Accounting Pronouncements

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

     In June 2008, the FASB ratified EITF Issue No. 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". EITF 07-5 provides a two-step approach for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF 07-5 is effective for our fiscal year beginning January 1, 2009. We do not anticipate EITF 07-5 will have a material impact on our consolidated financial statements upon adoption.

     On October 10, 2008, the FASB issued SFAS No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. SFAS No. 157-3 clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. SFAS No. 157-3 is effective immediately, and includes prior period financial statements that have not yet been issued, and therefore the company was subject to the provision of the FSP effective September 30, 2008. The implementation of SFAS No. 157-3 did not affect the Company's fair value measurement as of December 31, 2008.

     In April 2007, the FASB issued SFAS No. 159, "Fair Value Option for Financial Assets and Financial Liabilities". This statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Any unrealized gains and losses associated with the instruments or other balances for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We did not elect to record any of our financial assets or liabilities at fair value.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

3.   Recent Accounting Pronouncements (continued)

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

     In April 2008, the FASB issued Financial Staff Position ("FSP") No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. "Goodwill and Other Intangible Assets." The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. FSP No. FAS 142-3 is effective for our fiscal year beginning January 1, 2009. We do not anticipate FSP No. FAS 142-3 will have a material impact on our consolidated financial statements upon adoption.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

4.  Inventory and Inventory Reserve

    Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

                                      December 31, 2008   December 31, 2007
                                      -----------------   -----------------

                  Finished Goods          $ 709,960           $ 681,994
                  Raw Materials              64,787             101,834
                  Inventory Reserve               -             (68,500)
                                          ---------           ---------
                  Total Inventory         $ 774,747           $ 715,328
                                          =========           =========

5.   Intangible assets

     Intangible assets as of December 31, 2008 and 2007, respectively, were as follows:

                                                    2008            2007
                                                 ----------      ----------
                Customer lists                   $4,854,096      $4,367,976
                Less accumulated amortization      (796,060)       (365,114)
                                                 ----------      ----------
                                                 $4,058,036      $4,002,862
                                                 ==========      ==========

         Amortization expense for the years ended December 31, 2008 and 2007 totaled $646,136 and $338,173, respectively.

         Based on identified intangible assets recorded as of December 31, 2008, and assuming that the underlying assets will not be impaired in the future, we expect amortization expenses for each period to be as follows:

Intangibles       2010      2011      2012      2013      2014    Thereafter
--------------  --------  --------  --------  --------  --------  ----------
Customer Lists  $625,774  $625,774  $625,774  $625,774  $620,332  $  934,607
Non-competes       7,000     7,000     7,000     5,500     2,500           -
                --------  --------  --------  --------   -------  ----------
Total expense   $632,774  $632,774  $632,774  $631,274  $622,832  $  934,607
                ========  ========  ========  ========  ========  ==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

6.   Property and Equipment

     A summary of property and equipment as of December 31, 2008 and 2007, respectively, is as follows:

                                                      2008          2007
                                                   ----------    ----------
                Leasehold improvements             $  109,741    $        -
                Computer hardware                     119,731        11,083
                Furniture and fixtures                117,186        36,693
                Vehicles and equipment                425,999       381,490
                Computer software                      61,465        11,300
                                                   ----------    ----------
                                                      834,122       440,566
                Less accumulated depreciation        (189,645)      (45,821)
                                                   ----------    ----------
                Total net assets                   $  644,477    $  394,745
                                                   ==========    ==========

     Depreciation for the years ended December 31, 2008 and 2007, totaled $144,455 and $32,650, respectively.

7.   Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of December 31, 2008 and 2007, respectively, are comprised of the following:


                                            2008          2007
                                         ----------    ----------
   Accounts payable                      $2,384,363    $1,459,286
   Accrued payroll                          356,465       131,614
   Sales taxes payable                      110,440        62,159
   Accrued interest payable                  73,076         6,599
   Other accrued expenses                   106,255       108,339
                                         ----------    ----------
   Total accounts payable
     and accrued expenses                $3,030,599    $1,767,997
                                         ==========    ==========


AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

8.  Lines of Credit:

     The Company currently has a facility in place to provide standby letters of credit ("SBLC's") to secure standard terms from certain vendors. The amount available for SBLC's is $835,000. This line is personally guaranteed by certain officers and directors of the Company. Draws on the letter of credit will accrue interest at 5 percent over the prime rate. The line of credit has an interest rate of 7.5% and is due and payable on June 30, 2009.

     In April 2008, the Company entered into a $2,000,000 revolving line of credit secured by all of the assets of the Company. The availability of the line is determined by the accounts receivables of the Company. The interest rate on the outstanding balance was nine percent per annum as of December 31, 2008.

9.   Notes Payable and Convertible Notes Payable

     As of December 31, 2008 and 2007, convertible notes payable were as follows:


                                              2008                          2007
                                   --------------------------    --------------------------
                                      Third         Related         Third         Related
                                     Parties        Parties        Parties        Parties
                                   -----------    -----------    -----------    -----------
  Convertible notes payable        $ 3,338,344    $   100,000    $   250,000    $    25,000

  Fair value of convertible debt       337,500         25,000         62,500          6,250
  Convertible notes payable -
    acquisitions                     1,850,000           --          500,000        300,000
  Unamortized discount                (816,608)        (1,466)          --             --
                                   -----------    -----------    -----------    -----------
  Subtotal                           4,709,236        123,534        812,500        331,250
  Less current portion              (1,782,712)      (123,534)      (187,500)       (31,250)
                                   -----------    -----------    -----------    -----------
  Total long term portion          $ 2,926,524           --      $   625,000    $   300,000
                                   ===========    ===========    ===========    ===========

     Interest expense related to accretion of the convertible notes payable discount for the years ended December 31, 2008 and 2007, was $81,850 and $7,000, respectively


AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

9.   Notes Payable and Convertible Notes Payable (continued)

As of December 31, 2008 and 2007, notes payable were as follows:


                                              2008            2007
                                           -----------     -----------
                  Gross Notes Payable      $ 3,449,661     $ 3,916,368
                  Unamortized discount        (438,953)       (566,935)
                                           -----------     -----------

                  Subtotal                   3,010,708       3,349,433
                  Less: current portion     (2,080,865)     (2,068,033)
                                           -----------     -----------
                  Total long term debt     $   929,842     $ 1,281,400
                                           ===========     ===========

     Interest expense related to accretion of the notes payable discount the years ended December 31, 2008 and 2007, was $275,278 and $90,124, respectively.

     The following table shows the minimum future principal note payments due within the next five years.

                                             Years Ended December 31,
Notes Due                      2009        2010        2011        2012        2013
-------------------------   ----------  ----------  ----------  ----------  ----------
Notes Payable               $2,080,865  $  397,356  $  532,486           -  $        -
Convertible Notes Payable    1,906,246   1,204,163   1,062,355  $  353,310     306,696
                            ----------   ---------  ----------  ----------  ----------
Total Notes Due             $3,987,111  $1,601,519  $1,594,841  $  353,310  $  306,696
                            ==========  ==========  ==========  ==========  ==========

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

     Through August 2007, $800,000 of 10% convertible notes payable were issued with a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of Common Stock by the Company in a PIPE offering resulting in gross proceeds of not less than $3,000,000. The conversion term will expire six months after the Company completes a $3 Million Qualified Offering. The Notes will be automatically converted into shares of common stock upon the sale and issuance of common stock by the Company in a PIPE offering resulting in gross proceeds of not less than $5,000,000. The price at which the Notes may be converted into Common Stock will be the average price at which the first $1.0 million of Common Stock is sold in a $3 Million or $5 Million Qualified Offering, whichever may occur.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

9.   Notes Payable and Convertible Notes Payable (continued)

     In 2007, $525,000 of these convertible notes, along with accrued interest of $24,667 was exchanged for common stock and warrants as part of a private equity offering. The balance of these convertible notes at December 31, 2008 and 2007, was $150,000 and $275,000, respectively.

     The remaining Notes also contain detachable warrants equal to 30-40% of the face value of the Note. In assessing the fair value of the warrant grants, the Company recorded the fair value of these instruments based on the Black-Scholes-Merton model which requires estimates of the volatility of our stock and the market price of our shares at the date of grant (see Note 2).

     In 2008, $1,450,000 of 10% convertible notes payable were issued with a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The Notes may be converted, at the option of the holder, into shares of Common Stock upon the sale and issuance of Common Stock. At the option of the Holder, the entire outstanding principal amount of this Note may be converted into securities offered on behalf of the Company in an offering resulting in gross proceeds of not less than $5,000,000.

     This option to convert will expire upon the funding of a $5 Million Qualified Offering. The price at which the Notes may be converted into Common Stock will be the price of the $5 Million Qualified Offering. The balance of these convertible notes at December 31, 2008 was $1,200,000.

     Also in 2008, $1,988,345 of 10% convertible notes payable were issued with and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The notes are interest only during the first twelve months and then principle and interest is amortized over the next twenty four months. The Notes may be converted, at the option of the holder, into shares of Common Stock at $0.30 per share during the first twelve months of the note.

10.  Warrant Liabilities

     In conjunction with raising capital through the sale of convertible notes payable (Note 9), the Company issued various warrants to purchase shares of common stock. As the contracts must be settled by the delivery of registered shares and delivery of the registered shares are not controlled by the Company, the fair value of the warrants at the date of issuance was recorded as warrant liabilities on the balance sheet. The fair value of the warrant liabilities at December 31, 2008 and 2007, was $639,193 and $119,700, respectively. The Company recorded the change in fair value of warrant liabilities of $159,774 and $71,873 in the statement of operations for the years ended December 31, 2008 and 2007, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

11.  Stockholder's Equity

Common Stock Warrants
---------------------

     Warrants outstanding as of December 31, 2008, are as follows:

                                                                       Exercise
                                                           Amount       Price
                                                         ----------    --------

             Warrants issued in Convertible
               Debt Offerings - 2004 to 2007              1,519,397     $0.28
             Warrants issued in Debt
               Offering - 2007                              655,000      0.30
             Warrants issued in Common Stock
               Offerings in 2007 and 2008                20,630,336      0.35
             Warrants issued to Dinosaur Securities         750,000      0.30
             Warrants issued in Debt
               Offerings - 2008                           1,262,500      0.30
             Warrants issued in iPrint Debt
               Offering - 2008                            2,393,750      0.30
             Warrants issued to iPrint offering
               Guarantors - 2008                          2,393,750      0.30
             Warrants issued to iPrint
               Technologies, Inc.                           200,000      0.30

             Exercised in 2008                           (1,000,000)     0.15
                                                         ----------
             Balance at December 31, 2008                28,804,733
                                                         ==========

Stock-based Compensation
------------------------

     On March 6, 2008, the Company granted 750,000 warrants to Dinosaur Securities valued at $68,594 and was recognized as compensation during the three months ended March 31, 2008.

     On March 25, 2008, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC") to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services. As compensation for MFC's services, they received 1,965,265 shares of the Company's common stock valued at $500,000. Fifty percent of these shares were immediately vested and $255,484 was recognized as compensation during the three months ended March 31, 2008. No additional compensation was recognized during the period from April through November 2008. On December 3, 2008, the Company formally terminated their agreement with MFC and 982,633 shares of unearned shares were returned to the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

11.  Stockholder's Equity (continued)

Stock-based Compensation (continued)
------------------------------------

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

     On April 25, 2008, the Company entered into an agreement to pay Workplace
L. Ferrari, LLC in stock to pay for furniture that was recorded by the Company in December of 2007 as a payable when they received the furniture. Mr. Ferrari's company received 56,984 shares to satisfy this payable in the amount of $14,247.

     On August 8, 2008, the Company entered into an agreement with a consultant for investor and public relations for 30,000 shares of common stock. The stock was valued at $7,500.

     On August 11, 2008, the Company entered into an agreement with a consultant to provide investor relations and develop business strategies for the Company. The consultant was paid $25,000 in cash and 100,000 shares of common stock to perform these services. The stock was valued at $25,000. The consultant returned 50,000 of these shares back to the Company on November 17, 2008.

     During the period from October 2008 to December 2008, certain directors of the Company received warrants as compensation for personally guaranteeing notes through the Company's convertible note and warrant offering. The total warrants issued were 2,393,750 and $227,543 was recorded as compensation expense.

     On December 4, 2008, the Company entered into an agreement with Monarch Bay Associates ("MBA") to act as its exclusive financial advisor. In connection with this agreement MBA received 750,000 shares of restricted stock. This restricted stock will vest as follows; 33.33% upon the closing of the subsequent financing of no less than $2,000,000, and 33.34% upon the closing of and an additional subsequent financing of no less than $2,000,000. All 750,000 shares will be vested if MBA closes financing of no less than $4,000,000 by the end of the term of the Engagement Letter.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

11.  Stockholder's Equity (continued)

Stock-based Compensation (continued)
------------------------------------

     On December 19, 2008, the Company issued 250,000 shares to Rick Cerkleski for full consideration for his referral to iPrint Technologies, Inc. This stock was valued at $0.29 per share for a total value of $72,500. This amount was capitalized as a cost of the acquisition of iPrint.

Preferred Stock
---------------

     In October 2007, the holders of a majority of the shares of Series C shares voted to by majority consent to convert such preferred stock into shares of our Common Stock. As a result, there were no shares of preferred stock outstanding as of December 31, 2008 and 2007.

Restricted Stock
----------------

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007


11.  Stockholder's Equity (continued)

Restricted Stock (continued)
----------------------------

     A summary of the changes in restricted stock outstanding during the years ended December 31, 2008 and 2007, respectively is presented below:

                                                          Weighted
                                                          Average
                                                          Grant Date
                                            Shares        Fair Value
                                          ----------      ----------
 Non-vested shares
       at January 1, 2007                  2,500,000             -
         Granted                           2,000,000        $0.220
         Vested                           (1,750,000)       $0.040
     Forfeited/Expired                             -             -
                                          ----------        ------
     Non-vested shares
       at December 31, 2007                2,750,000        $0.150
                                          ==========        ======

Non-vested shares
       at January 1, 2008                  2,750,000        $0.150
         Granted                           1,732,633        $0.267
         Vested                           (1,000,000)       $0.015
     Forfeited/Expired                    (2,732,633)       $0.091
                                          ----------        ------
     Non-vested shares
       at December 31, 2008                  750,000        $0.290
                                          ==========        ======


     The amount of expense for the years ended December 31, 2008 and 2007, related to restricted stock that would have been included in the consolidated statements of operations under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees was $3,750 ($0.015 per share) and $7,500 ($0.015 per share), respectively. The amount of expense for the year ended December 31, 2008 and 2007, related to restricted stock for non-employees was $255,484 and $374,000, respectively. We have not recorded income tax benefits related to the expense for restricted stock issued to non-employees as deferred tax assets are fully offset by a valuation allowance.

     As of December 31, 2007, there was $439,500 of total unrecognized compensation cost related to restricted stock, of which $435,750 was recorded as deferred compensation. The weighted average vesting period remaining for the restricted stock was approximately 8 months. As of December 31, 2008 there was no unrecognized compensation cost related to restricted stock and there was no estimated vesting period as they were performance based shares which could not be reasonably estimated when this would occur.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

11.  Stockholder's Equity (continued)

Stock Option Plan
-----------------

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the years ended December 31, 2008 and 2007, are presented below:
                                                        Weighted
                                                        Average
                                             Weighted   Remaining
                                             Average    Contractual   Aggregate
                                             Exercise   Term          Intrinsic
                                  Shares     Price      (Years)       Value
                                ----------   --------   -----------   ----------
Outstanding at January 1, 2007   7,442,640     $0.17        9.67      $2,386,274
                                                                      ==========
Granted                          2,332,600     $0.39           -          33,000
Exercised                                -         -           -      ==========
Forfeited/Expired                  (17,507)    $1.74           -
                                ----------     -----        ----
Outstanding at December 31,
2007                             9,757,733     $0.22        8.51      $  725,750
                                ==========     =====        ====      ==========
Exercisable at December 31,
2007                             2,933,833     $0.22        8.70      $  235,090
                                ==========     =====        ====      ==========

Outstanding at January 1, 2008   9,757,733     $0.22        8.51      $  725,750
                                                                      ==========
 Granted                         6,842,600     $0.25        9.44         266,200
 Exercised                        (135,714)    $0.15          -       ==========
 Forfeited/Expired                (417,836)    $0.32          -
                                ----------     -----        ----
Outstanding at December 31,
  2008                          16,046,783     $0.23        8.52      $1,286,650
                                ==========     =====        ====      ==========
Exercisable at December 31,
  2008                           6,396,266     $0.25        8.00      $  647,088
                                ==========     =====        ====      ==========


     As of December 31, 2007, there was $490,462 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.28 years, of which $35,548 is recorded as deferred compensation. The total fair value of options vested was $550,612 at December 31, 2007.

     As of December 31, 2008, there was $883,895 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.34 years, of which $73,275 is recorded as deferred compensation. The total fair value of options vested was $1,854,917 at December 31, 2008.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

12.  General and Administrative Expenses

     During the years ended December 31, 2008 and 2007 General and Administrative expenses were comprised as follows:

                                                  2008            2007
                                               ----------      ----------
Office lease                                   $  258,968      $  148,710
Telephone                                         117,225          60,543
Insurance                                          84,330         132,303
Depreciation                                      144,455          32,650
Management fees                                         -         354,818
Automobile expense                                390,832         120,543
Travel expenses                                   169,190          69,150
Other                                             591,826         415,994
                                               ----------        --------
Total general and administrative expenses      $1,756,826      $1,334,711
                                               ==========      ==========

13.  Income Taxes

     The Company has no taxable income and a full valuation allowance on deferred income tax assets. Accordingly, there was no provision for federal and state income taxes for the years ended December 31, 2008 and 2007.

     A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended December 31, 2007 and 2006, is as follows:

                                                     2008     2007
                                                     -----    -----
     Statutory federal income tax rate               (34)%    (34)%
     State income taxes net of federal benefit        (6)%     (6)%
     Valuation allowance on deferred income tax
       assets                                         40 %     40 %
                                                     -----    -----
       Effective tax rate                              0 %      0 %
                                                     ======  ======

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

13.  Income Taxes (continued)

     Significant components of the Company's deferred tax assets and liabilities as of December 31, 2008 and 2007, are as follows:


                                                       2008          2007
                                                    ----------    ----------
     Deferred tax assets and liabilities:
       Net operating loss carryforwards             $6,068,000    $5,445,000
     Stock compensation                                884,000       652,000
     Warrant liabilities                               106,000        43,000
     Fair value of convertible notes payable           163,000        46,000
     Amortization                                     (325,000)     (118,000)

                                                    ----------    ----------
       Total deferred tax asset                      6,896,000     6,068,000
       Less valuation allowance                     (6,896,000)   (6,068,000)
                                                    ----------    ----------
         Net deferred tax asset                     $        -    $        -
                                                    ==========    ==========

     Net operating loss carryforwards of approximately $18,587,816 for federal and $9,719,694 for state are available as of December 31, 2008, to be applied against future taxable income. The net operating loss carryforwards expire in tax years 2015 through 2028 for federal purposes and in tax years 2012 through 2028 for state purposes. In 2008 and 2007 no operating losses expired for federal or state tax purposes.

     Due to the significant increase in common stock issued and outstanding in 2007 and 2008, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses. The change in valuation allowance for the year ended December 31, 2008 and 2007, was $828,000 and $623,000, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

14.  Related Party Balances and Transactions

     During 2007, the Company advanced $26,500 to Andrew Beaurline, Senior Vice President of Corporate Development and Strategy. During 2008, this advance was recognized as compensation.

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

     At December 31, 2008, the Company had outstanding payables to Thomas Hakel, Director, of $80,000 and accrued interest of $16,296 and William Robotham, Director, of $90,000 and accrued interest of $17,678. These payables related to advances for operating capital to the Company during the Company's transition into a public company and the execution of the Company's acquisition strategy, and do not necessarily represent all amounts owed to these individuals.

15. Acquisitions

iPrint Technologies, Inc.
-------------------------

     On October 31, 2008, the Company entered into an Asset Purchase Agreement (the "Agreement") with iPrint Technologies, LLC, a Delaware limited liability company and a newly formed, wholly-owned subsidiary of the Company ("Subsidiary"), iPrint Technologies, Inc., a California corporation ("iPrint"), and Chad Solter, Darrell Tso, and Scott Muckley (the "Selling Shareholders"), who own all of the stock of iPrint, relating to the purchase of all of the assets of iPrint's retail business of providing printing supplies and service to a variety of companies. The closing of the Agreement also occurred on October 31, 2008.

     The purchase price for the acquisition consisted of $1,500,000 in cash; $3,500,000 in the form of four promissory notes; 5,847,953 shares of common stock valued at $1,500,000; and warrants to purchase 200,000 shares of the Company's common stock at $0.30 per share.

     One of the promissory notes, in the amount of $500,000, and interest at the rate of 10% per annum and was paid in full on November 26, 2008.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

15. Acquisitions (continued)

     Two of the promissory notes (the "Short-Term Notes"), which are each in the amount of $575,000, bear interest at the rate of 5% per annum. One of the Short-Term Notes is due within 120 days after the closing date. The other Short-Term Note is due in full on the earlier of (i) forty-five (45) days following the end of the second full calendar quarter (i.e., January through March, April through June, July through September, or October through December, as applicable) following the Closing Date in which the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Subsidiary for such period meets or exceeds $250,000; (ii) if not paid at the end of the second such quarter, then forty-five (45) days following the end of the first full three consecutive calendar months thereafter in which EBITDA of the Subsidiary for such period meets or exceeds an amount equal to $250,000; or (iii) if not paid before, on the one (1) year anniversary of the closing date. On February 20, 2009, the Company amended its short term note obligations with iPrint Technologies, Inc. These notes were combined into one Modified Secured Promissory Note for $1,150,000. This note will be due in full on December 31, 2010.

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

     The Long-Term Note is subject to reduction in the event that the amount of EBITDA of the Subsidiary for the 12 months following the closing date is less than $1,000,000.

     The 5,847,953 shares of the Company's common stock issued in the transaction are being held in escrow pursuant to an escrow agreement until 24 months after the closing date, at which time it will be delivered to iPrint, Inc. The common stock shall be subject to offset in an amount equal to any damages for which the Company or the Subsidiary is entitled to be indemnified pursuant to the Agreement, but only if and to the extent that the principal balance of the Long-term Note has been reduced to zero as a result of the possible adjustments described above.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

15. Acquisitions (continued)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.


                  Equipment and improvements   $  207,537
                  Inventory                        73,462
                  Customer list                 1,584,863
                  Accounts receivable           1,197,492
                  Goodwill                      4,013,404
                  Other assets                     42,233
                  Covenant not to compete          15,000
                                               ----------
                  Total assets acquired         7,133,991
                                               ----------
                  Liabilities assumed            (974,187)
                                               ----------
                  Net assets acquired          $6,159,804
                                               ==========

The unaudited pro forma combined statements of operations for the years ended December 31, 2008 and 2007 presented below assumes that the acquisition of certain assets of iPrint Technologies, Inc. were completed on January 1, 2008 and 2007, respectively:

                                       December 31,
                                   2008           2007
                               ------------   ------------
Revenues
  Toner                        $ 20,792,888   $ 19,303,878
  Service                         2,886,895      1,229,811
                               ------------   ------------
Total revenues                   23,679,783     20,533,689
                               ------------   ------------
Cost of sales
  Toner                          15,726,167     13,787,217
  Service                         1,030,107        978,408
  Inventory write-down                    -         68,500
                               ------------   ------------
Total cost of sales              16,756,274     14,834,125
                               ------------   ------------
Gross profit                      6,923,509      5,699,564
                               ------------   ------------
Operating expenses
  Salaries and wages              3,448,905      3,572,059
  Professional fees and
   services                       1,477,212      1,378,399
  Sales and marketing             1,441,882        490,001
  General and administrative      2,112,628      2,445,973
  Amortization of
   customer lists                   834,810        950,659
                               ------------   ------------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

15. Acquisitions (continued)

Total operating expenses         9,325,437       8,837,091
                              ------------    ------------
Loss from operations            (2,401,928)     (3,137,527)
                              ------------    ------------
Other income (expense)
  Fair value of convertible
   debt                           (293,750)         85,417
  Interest expense              (1,205,951)       (742,634)
  Change in fair value of
   warrant liability              (159,774)        (71,873)
  Termination of
   management agreement               --          (550,000)
  Other income                       7,288          14,445
  Other expense                       --              (800)
                              ------------    ------------
Net Loss                      $ (4,054,126)   $ (4,402,172)
                              ============    ============
Net loss per share
  Basic and diluted           $      (0.06)   $      (0.12)
                              ============    ============

Weighted average shares
  Basic and diluted             69,576,713      35,471,542
                              ============    ============

     The adjustments and methodology used in allocating the purchase consideration for iPrint and in the preparation of these unaudited pro forma combined statements of operations are based on estimates, available information and certain assumptions. The pro forma financial data do not purport to represent what the Company's combined results of operations would actually have been if such acquisition had in fact occurred at the beginning of the periods, and are not necessarily representative of the Company's results of operations for any future period since the companies were not under common management or control during the periods presented.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

16.  Commitments and Contingencies

Operating leases:

      The Company leases five different facilities located in Santa Rosa, CA, Larkspur, CA, Chatsworth, CA, Tampa, FL and Morrisville, NC. All of these leases are non-cancelable with various expiration dates ranging from January 2009 through November 2012. The lease payments are subject to annual increases per the lease agreement.

     The following table sets forth future minimum rental payments required under these leases over the next five years.

                                  Years Ended December 31,
Facility              Total      2009       2010       2011       2012
----------------    --------   --------   --------   --------   --------
Santa Rosa, CA      $350,653   $ 85,733   $ 88,305   $ 90,954   $ 85,661
Larkspur, CA           1,570      1,570          -         -          -
Chatsworth, CA       123,574     57,802     60,694     5,078          -
Tampa, FL            173,470     81,978     84,438     7,054          -
Morrisville, NC       31,929     27,639      4,290         -          -
                    --------   --------   --------   --------   --------
Total rent due      $681,196   $254,722   $237,727   $103,086   $ 85,661
                    ========   ========   ========   ========   ========

      Total rent expense for the years ended December 31, 2008, and 2007, totaled $258,968 and $148,710, respectively.

Litigation:
-----------

     The Company has been named in various lawsuits during the ordinary course of business. The Company believes it has minimal or no liability. It is management's opinion that none of these lawsuits will have a material future financial impact on the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

17.  Going concern

     The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company incurred a net loss of $4,640,996 and had negative cash flows from operations of $2,163,406 for the year ended December 31, 2008, an accumulated deficit of $22,219,836 and a working capital deficit of $4,973,437 at December 31, 2008. Cash flows from operations are insufficient to sustain the current level of operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months. During the years ended December 31, 2008 and 2007, the Company raised through private offerings $5,560,000 and $6,315,414, respectively. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2008 and 2007

18.  Subsequent Events (Unaudited)

     On June 25, 2008, the Company entered into a nonbinding Letter of Intent ("LOI") to purchase certain assets of Mid-America Environmental dba Alpha Laser and Alpha Imaging. As of December 31, 2008, this LOI had expired. However, on March 6, 2009, the Company re-entered into a non-binding LOI under different terms.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      AMERICAN TONERSERV CORP.



Date:  March 31, 2009                 By: /s/ Chuck Mache
                                          -------------------------------
                                          Chuck Mache
                                          President and Chief Executive
                                          Officer


                                      By: /s/ Ryan Vice
                                          -------------------------------
                                          Ryan Vice
                                          Chief Financial Officer and
                                          Principal Accounting Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Daniel J. Brinker                                 March 31, 2009
-------------------------------
Daniel J. Brinker, Director



/s/ Thomas Hakel                                      March 31, 2009
-------------------------------
Thomas Hakel, Director



/s/ William A. Robotham                               March 31, 2009
-------------------------------
William A. Robotham, Director



/s/ Chuck Mache                                       March 31, 2009
-------------------------------
Chuck Mache, Director


/s/ Steven R. Jensen                                  March 31, 2009
-------------------------------
Steven R. Jensen, Director