Form 10-Q
period 2009-03-31
AMERICAN TONERSERV CORP.
filed 2009-05-14
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

[X]	Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
[ ]	Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number: 333-120688

AMERICAN TONERSERV CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0686105
(State or Other Jurisdiction of Incorporation)	(I. R. S. Employer Identification No. )

420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403
(Address of Principal Executive Offices)

(800) 736-3515
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non -accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check If a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 1, 2009 there were 77,645,995 Common Shares outstanding.

	AMERICAN TONERSERV CORP. AND SUBSIDIARIES
FORM 10-Q
	TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet
	March 31, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations (Unaudited)
	Three Months Ended March 31, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flow (Unaudited)
	Three Months Ended March 31, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements
	(Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial
	Conditions and Results of Operation	18
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	27
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Submission of Matters to a Vote of Security Holders	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
	Signatures	30

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008

ASSETS
Current assets
Cash and cash equivalents	$8,913	$4,033
Accounts receivable, net	2,933,691	2,753,445
Inventory	901,871	774,747
Prepaid expenses and other current assets	204,670	75,716
Deferred compensation	18,586	73,275
Total current assets	4,067,731	3,681,216
Intangible assets, net	3,887,273	4,058,036
Goodwill	6,935,468	6,935,468
Property and equipment, net	598,341	644,477
Other assets	78,626	80,044
Total assets	$15,567,439	$15,399,241

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$258,864	$39,381
Accounts payable and accrued expenses	3,237,068	3,030,599
Shareholder advances	138,595	173,595
Revolving line of credit	1,506,683	1,346,722
Notes payable - current portion
(net of unamortized discount of $219,655
and $194,937 at March 31, 2009 and
December 31, 2008)	1,537,177	2,080,865
Convertible notes payable, current portion
(net of unamortized discount of $152,310
and $147,566 at March 31, 2009 and
December 31, 2008)	2,094,243	1,782,712
Convertible notes payable, related parties –
current portion (net of unamortized
discount of $365 and $1,466 at March 31,
2009 and December 31, 2008)	124,635	123,534
Deferred revenue	206,255	77,245
Total current liabilities	9,103,520	8,654,653
Long-term liabilities
Notes payable (net of unamortized discount
of $179,455 and $244,016 at March 31, 2009
and December 31, 2008)	1,242,740	929,842
Convertible notes payable (net of unamortized
Discount of $594,089 and $669,042 at
March 31, 2009 and December 31, 2008)
	2,737,118	2,926,524
Warrant liabilities	228,932	639,193
Total long-term liabilities	4,208,790	4,495,559

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (continued)

Total liabilities	13,312,310	13,150,212
Commitments and contingencies

Stockholders' equity:
Preferred stock
500,000 and zero shares issued and
Outstanding at March 31, 2009 and
December 31, 2008, respectively	500	-
Common stock
77,645,995 and 77,045,995 shares issued and
outstanding at March 31, 2009 and
December 31, 2008, respectively	77,696	77,046
Additional paid-in capital	24,674,933	24,391,819
Accumulated deficit	(22,498,000)	(22,219,836)
Total stockholders' equity	2,255,129	2,249,029
Total liabilities and stockholders' equity	$15,567,439	$15,399,241

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended March 31,
	2009	2008
Revenues
Toner	$5,365,225	$2,317,860
Service	1,010,890	371,819

Total revenues	6,376,115	2,689,679

Cost of sales
Toner	4,170,224	1,453,214
Service	224,486	341,376

Total cost of sales	4,394,710	1,794,590

Gross profit	1,981,405	895,089

Operating expenses
Salaries and wages	877,569	673,936
Professional fees and services	288,657	584,882
Sales and marketing	489,752	193,221
General and administrative	487,280	335,241
Amortization of customer lists	172,181	151,977
Total operating expenses	2,315,439	1,939,257

Loss from operations	(334,034)	(1,044,168)

Other income (expense)
Fair value of convertible debt	-	12,500
Interest expense	(363,400)	(168,441)
Change in fair value of warrant liability	417,066	2,927
Other income	2,754	66

Net loss	$(277,614)	$(1,197,116)

Net loss per share
Basic and diluted	$(0.00)	$(0.02)

Weighted average number of shares outstanding
Basic and diluted	77,559,328	61,980,196

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Three months ended March 31,

	2009	2008
Cash flows from operating activities
Net loss for the period	$(277,614)	$(1,197,116)

Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	218,151	184,175
Accretion of notes discount	119,874	58,074
Change in fair value of warrant liability	(417,066)	(2,927)
Fair value of convertible debt	-	(12,500)
Stock based compensation	112,453	404,983
Provision for doubtful accounts	-	32,500
Other income	(2,283)	(66)
Inventory write-down	-	88

Change in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable	(180,246)	(57,981)
Inventory	(127,124)	(26,223)
Prepaid expenses and other current assets	(128,954)	(8,981)
Increase in liabilities
Accounts payable and accrued expenses	217,419	(186,997)
Deferred revenue	129,010	177,746

Net cash used in operating activities	(336,380)	(635,225)

Cash flows from investing activities
Purchase of property and equipment	-	(9,717)
Proceeds from sale of property and equipment	2,449	-

Net cash provided by (used in)
investing activities	2,449	(9,717)

Cash flows from financing activities
Cash overdraft	219,483	-
Proceeds from issuance of common stock	-	1,245,000
Proceeds from issuance of preferred stock	125,000	-
Proceeds from issuance of notes payable	-	446,265
Repayment of shareholder advances	(35,000)	(53,750)
Proceeds from revolving line of credit	6,462,737	-
Payments of revolving line of credit	(6,302,776)	-
Proceeds from issuance of convertible notes	50,000	-
Reimbursement of stock compensation	-	(3,000)
Warrants exercised	90,000	-
Payment of debt	(270,633)	(615,272)

Net cash provided by financing activities	338,811	1,019,243

Net increase in cash	4,880	374,301

AMERICAN TONERSERV CORP. AND SUBSIDIARIES`
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Continued)

Cash and cash equivalents, beginning of period	4,033	60,196

Cash and cash equivalents, end of period	$8,913	$434,497

Supplementary information
Interest paid	$255,075	$69,088

Non cash investing and financing transaction

Deferred compensation on restricted stock and
option grants to non-employees	$41,113	$157,028
Issuance of common stock in exchange
for consulting services	$11,500	$-

Conversion of notes payable into common
Stock offering	$-	$175,000

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995, the Company changed its name to “Q MATRIX, Inc.” In January 2005, the Company changed its name to American TONERSERV CORP. (the “Company”). The Company is a national distributor of compatible printer toner cartridges and a managed print services provider to small and medium sized businesses throughout the United States. The Company is also a consolidator in the highly fragmented compatible toner industry as it seeks to grow both organically and through strategic acquisitions. The Company is headquartered in Santa Rosa, California.

2. Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $277,614 and had negative cash flows from operations of $336,380 for the three month period ended March 31, 2009 and had an accumulated deficit of $22,498,000 and a working capital deficit of $5,035,789 at March 31, 2009. Cash flows from operations are insufficient to sustain the current level of operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months as it continues to implement its organic growth strategies. It is management's objective to seek additional capital and funding sources to finance its acquisition strategy and future operations. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

     The Company raised $265,000 through private offerings during the three months ended March 31, 2009. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies Unaudited Interim Financial Information:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed financial statements should be read in conjunction with the American TonerServ Corp. Annual Report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries: Optima Technologies, LLC; Tonertype, LLC; NC TonerServ, LLC; and iPrint Technologies, LLC (collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC and iPrint Technologies, LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

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

Stock Based Compensation:

     The Company has one stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under this Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 Plan was 7,500,000 at March 31, 2009. On April 22, 2009, the Board of Directors approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the plan from 7,500,000 to 15,000,000 shares.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis. Stock-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three month periods ended March 31, 2009 and March 31, 2008 was $112,453 and $404,983, respectively. The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Three months ended	Three months ended
	March 31, 2009	March 31, 2008

Dividend yield	None	None
Expected volatility	54.67%-56.61%	35.0%
Risk-free interest rate	1.35%-5.1%	2.36%-3.51%
Expected terms (years)	5.5-6.3	5.5-6.3

In the past, the Company has calculated the expected volatility for stock-based awards using the historical volatility for its peer group public companies which has been 35.0% because sufficient historical data did not yet exist for the Company's stock. As of October 1, 2008, the Company calculates the expected volatility for stock-based awards using the historical volatility of its own stock. The risk free interest rates were determined by the rates of the 5 and 7 year treasury bills on the grant date of the options.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

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

	March 31, 2009	March 31, 2008
Potential equivalent shares excluded	60,265,354	37,625,936

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

Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.15 was attached to the warrants which represents the fair value of common stock at March 31, 2009, a 56.29% volatility and risk free interest rates ranging from 0.21% to 1.67% based on the estimated lives ranging from 1.00 to 4.50 years, based on an estimated PIPE occurring in the third quarter of 2009.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies
(Continued)

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is not fixed, at March 31, 2009, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

      Segment:

     Based on the Company’s integration and management strategies, the Company operates in a single business segment. For the three months ended March 31, 2009 and 2008, all material revenues have been derived from domestic operations.

4. Recent Accounting Pronouncements

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

     In April 2008, the FASB issued Financial Staff Position (“FSP”) No FAS 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other U.S. generally accepted accounting principles. The provisions of FSP No. FAS 142-3 are effective for fiscal years beginning after December 15, 2008. FSP No. FAS 142-3 is effective for our fiscal year beginning January 1, 2009. The adoption of FSP No. FAS 142-3 did not have a material impact on our consolidated financial statements.

     In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 provides a two-step approach for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07 -5 is effective for our fiscal year beginning January 1, 2009. The adoption of EITF 07-5 did not have a material impact on our consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

5. Inventory

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

	March 31, 2009	December 31, 2008

Finished Goods	$856,553	$709,960
Raw Materials	45,318	64,787

Total Inventory	$901,871	$774,747

6. Shareholder Advances

     During the three months ended March 31, 2009, the Company repaid $35,000 in advances previously made to the Company by a director. At March 31, 2009 accrued interest relating to these advances to the Company was $37,572.

7. Stock- based Compensation

     On March 12, 2009, the Company entered into an agreement with a consultant for investor and public relations for 50,000 shares of common stock. The stock was valued at $11,500.

     During the January 2009, certain directors of the Company received warrants as compensation for personally guaranteeing notes through the Company’s convertible note and warrant offering. The total warrants issued were 125,000 and $ 6,805 was recorded as compensation expense.

8. Notes Payable

     On February 20, 2009, the Company amended its short term note obligations with iPrint Technologies, Inc. These notes were combined into one Modified Secured Promissory Note for $1,150,000, maturing on December 31, 2010.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

9. Stockholder’s Equity

Common Stock Warrants

Warrants outstanding as of March 31, 2009, are as follows:

		Exercise
	Amount	Price
Warrants issued in Convertible
Debt Offerings – 2004 to 2007	2,979,167	$0.15
Warrants issued in Debt
Offering – 2007	655,000	0.30
Warrants issued in Common Stock
Offerings in 2007 and 2008	19,030,335	0.30
Warrants issued to Dinosaur Securities	750,000	0.30
Warrants issued in Debt
Offerings - 2008	862,500	0.35
Warrants issued in Debt
Offerings - 2008	400,000	0.30
Warrants issued in iPrint Debt
Offering – 2008 & 2009	2,456,250	0.30
Warrants issued to iPrint offering
Guarantors – 2008 & 2009	2,456,250	0.30
Warrants issued to iPrint
Technologies, Inc.	200,000	0.30

Balance at March 31, 2009	29,789,502

Preferred Stock

     During the three months ended March 31, 2009, the Company sold 500,000 shares of Series D Preferred Stock (Series D Shares) to two accredited investors in a private offering for $125,000 in cash. In April 2009, one of the investors became a director of the Company.

     The Series D Shares will be convertible into two shares of the Company's common stock at the option of the holders for a two year period after the closing of the offering. The holders of the Series D Shares will vote together with the holders of common stock on an "as if converted" basis. The holders of the Series D Shares will also be entitled to vote as a separate class as required by Delaware law. Holders of Series D Convertible Preferred Stock will be entitled to receive dividends only when and if declared by the Board of Directors of the Company in an amount of $0.02 per annum payable in cash on a quarterly basis on a cumulative basis. In the event of any liquidation or winding up of the Company, the holders of the Series D shares shall be entitled to receive in preference to the holders of Common Stock and amount of cash equal to $0.25 per share plus any cumulated and unpaid dividends.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

9. Stockholder’s Equity (continued)

Restricted Stock

     On December 4, 2008, the Company entered into an agreement with Monarch Bay Associates (“MBA”) to act as its exclusive financial advisor. In connection with this agreement MBA received 750,000 shares of restricted stock. This restricted stock will vest as follows; 33.33% upon the closing of the subsequent financing of no less than $ 2,000,000, and 33.34% upon the closing of and an additional subsequent financing of no less than $2,000,000. All 750,000 shares will be vested if MBA closes financing of no less than $4,000,000 by the end of the current term which ends October 4, 2009. As of March 31, 2009, no shares had vested.

     Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for employees. During the three months ended March 31, 2009 and 2008, the Company recognized $0 and $1,875, in compensation expense, respectively.

     As of March 31, 2009 there was no unrecognized compensation cost related to restricted stock and there was no estimated vesting period as they were performance based shares which could not be reasonably estimated when this would occur.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

9. Stockholder’s Equity (continued)

Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2009 is presented below:

Weighted
Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at January 1, 2009	16,046,783	$0.23	8.52	$1,286,650
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	-	-	-	-

Outstanding at
March 31, 2009	16,046,783	$0.23	8.28	$-

Exercisable at
March 31, 2009	7,459,836	$0.22	7.86	$-

     There were no options granted during the three-month period ended March 31, 2009.

     As of March 31, 2009, there was approximately $760,195 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.33 years, of which $18,586 is recorded as deferred compensation. A total of 1,063,568 options vested with a total fair value of $105,648 during the three-month period ended March 31, 2009. No options were exercised during the three-month period ended March 31, 2009.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10. Credit Arrangements

     The Company has available a $2,000,000 revolving line of credit secured by all of the assets of the Company. The availability of the line is based on eligible accounts receivables. The interest rate on the outstanding balance was nine percent per annum as of March 31, 2009. This line matures in April 2011.

     The Company currently has a facility in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. The amount available for SBLC's is $ 835,000. This line is guaranteed by certain officers and directors of the Company. Draws on the letter of credit bear interest at 5 percent over the prime rate. The SBLC’s have interest rates of 7.5% and are due and payable on June 30, 2009. The Company is in the process of renewing this facility.

11. Commitments and Contingencies

     From time to time the Company may be subject to claims arising in the ordinary course of business, primarily vendor disputes. Management believes such claims will not have a material effect on the Company's financial position.

12. Subsequent Events

     On April 8, 2009, the Company entered into an Independent Sales Partner Agreement and an Asset Purchase Option Agreement that would give the Company an option to acquire certain assets and assume certain liabilities of Mid-America Environmental, LLC ("MAE"), doing business as Alpha Laser Services and Alpha Imaging Solutions of Evansville, Indiana. MAE provides printer and copier supplies, equipment and service to the greater Evansville area.

     The independent sales partner agreement is for a term of five years, and provides, among other things, that the Company will pay MAE a monthly commission at the rate of 40% of the Adjusted EBITDA (as defined in the Asset Purchase Option Agreement) of MAE.

     The Asset Purchase Option Agreement provides that the Company will have the option to purchase certain assets, and assume certain liabilities, of MAE during a period of five years. The Company paid MAE $495,000, of which $445,000 was paid in the form of two promissory notes, and the remaining $50,000 was paid in the form of 200,000 shares of the Company's common stock. In the event that the Company exercises its option to purchase the covered assets and assume the covered liabilities of MAE, the consideration for the assets will be the amount paid for the option, subject to the adjustments described below.

AMERICAN TONERSERV CORP.
Notes to Unaudited Condensed Financial Statements

12. Subsequent Events (continued)

     The 7% promissory note, in the amount of $333,200, is payable in equal monthly installments over a 60 month period. The 5% promissory note (the "Contingent Note"), in the amount of $111,800 is payable in fifty-eight (58) monthly installments beginning in June 2009. The principal amount of the Contingent Note shall be increased or decreased on a quarterly basis by the amount which Adjusted EBITDA is above or below a targeted amount. The Contingent Note will also be reduced by the amounts paid as commissions under the independent sales agreement.

     The Asset Purchase Option Agreement also provides that three employees of MAE will be offered an opportunity to serve on the Company's Advisory Board and receive options to purchase an aggregate of 500,000 shares of the Company's common stock for serving on that board.

     On April 23, 2009, the holder of $850,000 of convertible notes agreed to exchange those notes for preferred stock as part of the Company's ongoing efforts to renegotiate the terms of a portion of its debt.

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

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2008 and the related notes, contained in the Company's Annual Report on Form 10-K and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Three Months Ended March 31, 2009 and 2008

     Revenue. Revenue for the three months ended March 31, 2009 ("Q1 2009") was $6,376,115 as compared to $2,689,679 for the three month period ended March 31, 2008 ("Q1 2008"). The increase in revenue in Q1 2009 was primarily due to the revenue brought on through the acquisition of iPrint Technologies, LLC, (“iPrint”) which occurred on October 31, 2008. Revenues from the sale of toner cartridges increased by $3,047,365 for three months ended March 31, 2009 compared to the same period in 2008 due to the revenue associated with the acquisition of iPrint. Revenues from service increased by $639,071 for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to increased service contract revenue associated with our Tonertype and Optima operations.

     Gross Profit. Gross profit for Q1 2009 increased to $1,981,405 from $895,089 in Q1 2008. The gross profit margin in Q1 2009 was 31.1% compared to a gross profit margin for Q1 2008 of 33.3% . The Company's gross margins decreased compared to Q1 2008 due to the lower margins associated with sales to customers acquired from iPrint which have a high concentration of OEM cartridge sales.

     Salaries and Wages. Salaries and wages expenses were $ 877,569 for Q1 2009 compared to $ 673,936 in Q1 2008. The Q1 2009 increase was due to the increase in employees due to the iPrint acquisition.

     Professional Fees and Services. Professional fees and services expenses were $288,657 in Q1 2009 compared to $584,882 in Q1 2008. This decrease was primarily due to the decreased use of financial advisors to assist in capital raising efforts and investment banking services.

     Sales and Marketing. Sales and marketing expenses were $489,752 for Q1 2009 compared to $ 193,221 in Q1 2008. The increase in Q1 2009 was primarily due to the additional sales personnel hired through the acquisition of iPrint, increased commissions paid out and the increased use of Independent Sales Providers in 2009.

     General and Administrative. General and administrative expenses were $487,280 in Q1 2009 as compared to $ 335,241 in Q1 2008. General and Administrative expenses increased due to the overhead associated with the operations of iPrint offset by cost reductions at all operating locations.

     Amortization Expense. Amortization expense was $172,181 in Q1 2009 as compared to $151,977 in Q1 2008. The increase was due to the acquisition of assets from iPrint in October 2008 offset by a reduction in amortization from the Tonertype customer list which was re-valued in December 2008.

     Other (Expense) Income. During the three month period ended March 31, 2009, there was an increase of $194,959 in interest expense as compared to three month period ended March 31, 2008 as a result of the issuance of notes in connection with the iPrint acquisition in 2008 and the issuance of notes in a private offering. There was an increase in income related to the change in fair value of warrant liabilities of $414,139 for Q1 2009 versus Q1 2008 due to the decrease in the Company’s stock price that is used to value the warrants.

     Net Loss from operations. The net loss from operations for the three months ended March 31, 2009 was $334,034 compared to a net loss of $1,044,168 for the three months ended March 31, 2008. The decrease in the net loss of $710,134 for Q1 2009 was primarily related to the effect of the iPrint acquisition and improved operational efficiencies.

     Net Loss. The net loss for the three months ended March 31, 2009 was $277,614 compared to a net loss of $ 1,197,116 for the three months ended March 31, 2009. The decrease in the net loss over the prior year was primarily related to the increased gross profit from the acquisition of iPrint along with the implementation of cost cutting measures and improved operational efficiencies being achieved in the Company’s Tonertype facility.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non- cash related expenses.

     Net Loss per Share. The net loss per share in Q1 2009 was less than $0.01 compared to a net loss of $ 0.02 in Q1 2008. The decrease in the net loss per share was primarily due to the acquisition of iPrint and an increased number of shares of common stock outstanding which occurred during the last six months of 2008.

     EBITDA. EBITDA for Q1 2009 was $303,937 compared to an EBITDA of $(844,500) for Q1 2008. The $1,148,437 improvement in EBITDA was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies. An increase in other income related to the change in fair value of warrant liabilities of $ 414,139 for Q1 2009 versus Q1 2008 also impacted this number positively.

     Adjusted EBITDA. Adjusted EBITDA for Q1 2009 was $13,503 compared to an Adjusted EBITDA of $(435,947) for Q1 2008. This increase of $442,752 was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies.

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

     We have presented EBITDA and Adjusted EBITDA for the three months ended March 31, 2009 and 2008 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt and other one -time expenditures. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2009 and 2008.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

	Three Months Ended March 31,

	2009	2008
Cash flows used in
operating activities	$(336,380)	$(635,225)
Changes in operating
assets and liabilities	89,895	102,436
Non-cash expenses,
including depreciation and
amortization	(31,129)	(664,327)
Interest expense, net	363,400	168,441

EBIT	85,786	(1,028,675)
Depreciation and
amortization	218,151	184,175

EBITDA	303,937	(844,500)
Interest expense	(363,400)	(168,441)
Depreciation and
amortization	(218,151)	(184,175)

Net loss	$(277,614)	$(1,197,116)

The following is a reconciliation of net loss to EBITDA:

	Three Months Ended March 31,

	2009	2008
Net loss	$(277,614)	$(1,197,116)
Interest expense, net	363,400	168,441

EBIT	85,786	(1,028,675)
Depreciation and
amortization	218,151	184,175
EBITDA	$303,937	$(844,500)

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

	Three Months Ended March 31,

	2009	2008
EBITDA	$303,937	$(844,500)
Stock related
compensation	112,453	404,983

Fair value of
conversion feature of
convertible debt	-	(12,500)
Fair value of warrant
liabilities	(417,066)	(2,927)
Bad debt allowance
for entities	-	32,500

Acquisition Costs	14,179	-

ADJUSTED EBITDA	$13,503	$(422,444)

Liquidity and Capital Resources

      At March 31, 2009, the Company had a working capital deficit of $5,035,789 including cash and equivalent balances of $ 8,913 compared to a working capital deficit of $4,973,437 at December 31, 2008. This deficit was primarily related to short term note obligations which will be due over the course of the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies; however, there can be no assurances that it will be successful.

     Accounts receivable increased from $2,753,445 at December 31, 2008 to $2,933,691 at March 31, 2009. The increase was primarily due to increased revenues associated with the annual contracts billed during the first quarter.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $3,030,599 at December 31, 2008 to $3,237,068 at March 31, 2009. The increase was primarily due to the Company obtaining longer payment terms from key suppliers.

     The Company entered into no derivative financial instrument arrangements for the three months ended March 31, 2009.

     During the period from January 2009 through March 2009, the Company raised $265,000 through private offerings and warrant exercises.

     Also in January 2009, $51,915 of 10% convertible notes payable were issued with and a detachable warrant to purchase shares of the Company's Common Stock (the "Warrants"). The notes are interest only during the first twelve months and then principle and interest is amortized over the next twenty four months. The Notes may be converted, at the option of the holder, into shares of Common Stock at $0.30 per share during the first twelve months of the note.

     During the three months ended March 31, 2009, the Company used $336,380 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations. The Company anticipates that it will begin to generate sufficient cash from existing operations to meet its capital requirements during the next twelve months, however, there are no assurances that the Company will be able to sustain its current revenue growth. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the three months ended March 31, 2009, the Company received $338,811 in cash from financing activities. These cash flows were primarily from $125,000 for the issuance of preferred stock, $90,000 from warrants exercised, $6,462,737 from draws on a revolving line of credit offset by $6,302,776 in payments on the revolving line of credit and $270,633 relating to notes payable.

Business Outlook, Risks and Uncertainties

Economic Uncertainties

     Current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for fiscal year 2009 and its ability to continue as a going concern.

Sufficiency of Working Capital

     As of March 31, 2009, the Company had a net working capital deficit of $5,035,789. This deficit was primarily related to short term note obligations which are due over the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies. The Company has inadequate financial resources to sustain its business activities as they currently are. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. We have already begun implementing parts of our organic growth plan and cost reductions; however, we do not know the overall impact that these efforts may have on the business. The Company is currently spending approximating $75,000 more cash per month than is being generated from operations due to debt service payments, however, the growth of its sales has allowed the Company to finance operations through its revolving line of credit.

     During the quarter ended March 31, 2009, the Company raised $265,000 in proceeds from private offerings. The Company estimates that it will need to raise an additional $1,000,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing or renegotiating terms or converting a portion of its short term obligations into equity.

     In April 2008, the Company entered into a line of credit with a financial institution, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by eligible accounts receivables. The current interest rate on the outstanding balance is nine percent per annum. The balance due was $1,506,683 at March 31, 2009. The approximate availability under the line was $150,000 at March 31, 2009. On April 23, 2009, this line was increased to $ 2,500,000 and extended through April 23, 2011; however, as of May 12, 2009, the availability under the line was only approximately $150,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Required.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

     The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). This term refers to the controls and procedures of a Company that are designed to ensure that information required to be disclosed by a Company in the reports that it files under the Exchange Act is recorded, processed, summarized, and reported within the required time periods. Our Chief Executive Officer and Principal Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. During Management's evaluation of the effectiveness of internal controls, Management concluded that, as of that date, our disclosure controls and procedures were effective at ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

(b) Changes in Internal Control over Financial Reporting.

     There has been no changes in the Company's internal control over financial reporting for three months ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended March 31, 2009 that have not been disclosed in reports on Form 8-K, except as set forth below.

     During December 2008, the Company agreed to reduce the exercise price of warrants held by a few investors from $0.30 per share to $0.15 per share. In January 2009, the Company issued 600,000 shares to one accredited investor for $90,000 upon the exercise of warrants at the reduced exercise price.

     In connection with this sale, the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and/or Rule 506 under the Act. The securities were sold to a person who was already a shareholder of the Company. The Company reasonably believes that the investor is an "Accredited Investor," as defined under the Act, who had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificate representing the securities issued.

     In January 2009, the Company sold one-half Unit to an accredited investor in a private offering in which one Unit consisted of a 10% Convertible Promissory Note in the amount of $103,830 (the "Notes") and warrants to purchase 125,000 shares of the Company Common Stock (the "Warrants"). The Notes will bear interest at 10% per annum and will be payable interest only for the first twelve months following the date of the Notes. During the first twelve months, the principal amount of the Notes will be convertible into common stock of the Company at a conversion price of $0.30 per share. The Warrants will be exercisable for a period of three years at an exercise price of $0.30 per share. Certain Directors of the Company have personally guaranteed the Notes sold in the private offering, and these Directors will receive Warrants with the same terms and conditions as those included in the Units as compensation for providing such guarantees.

     In connection with the sale of the Units, the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who the Company reasonably believes are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A Form D was filed with the SEC in connection with the offering. A restrictive legend was placed on the certificates representing the securities issued.

     On March 12, 2009, the Company agreed to exchange stock for services rendered to the Company. Blackhawk Financial received 50,000 shares of common stock in exchange for compensation valued at $11,500.

     In connection with the issuance of the shares of common stock to Blackhawk Financial, the Company relied upon the exemption provided by Section 4(2) of the Act. The Company reasonably believes that this investor is an "Accredited Investor," as defined under the Act. Blackhawk Financial had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificate representing the securities issued.

     During March 2009, the Company sold 500,000 shares of Series D Convertible Preferred Stock in a private offering at an offering price of $0.25 per share to two accredited investors, one of whom was Chad Solter, who became a Director of the Company in April 2009. In connection with the sale of the shares, the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who the Company reasonably believes are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A Form D will be filed with the SEC in connection with the offering. A restrictive legend will be placed on the certificates representing the securities to be issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. None ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TONERSERV CORP.

Date: May 14, 2009	By:	/s/ Chuck Mache
Chuck Mache
Chief Executive Officer

	By:	/s/ Ryan Vice
Ryan Vice
Chief Financial Officer