Form 10-Q
period 2009-06-30
AMERICAN TONERSERV CORP.
filed 2009-08-13
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________

Commission File Number: 333-120688

AMERICAN TONERSERV CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0686105
(State or Other Jurisdiction of Incorporation)	(I. R. S. Employer Identification No.)

420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403
(Address of Principal Executive Offices)

(800)736-3515
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S -T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non -accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check	Smaller reporting company [X]
If a smaller reporting company) [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 3, 2009 there were 78,345,996 Common Shares outstanding.

	AMERICAN TONERSERV CORP.
FORM 10-Q
	TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet
	June 30, 2009 (Unaudited) and December 31, 2008	3
	Condensed Consolidated Statements of Operations (Unaudited)
	Three Months and Six Months Ended June 30, 2009 and 2008	5
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Six Months Ended June 30, 2009 and 2008	6
	Notes to Condensed Consolidated Financial Statements
	(Unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operation	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	32

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
	Signatures	35

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

	June 30,
	2009	December 31,
	(unaudited)	2008
	-------------	-------------
ASSETS
Current assets
Cash and cash equivalents	$25,836	$4,033
Accounts receivable, net	3,645,204	2,753,445
Inventory	1,156,766	774,747
Prepaid expenses and other current assets	178,816	75,716
Deferred compensation	27,382	73,275
	----------	----------
Total current assets	5,034,004	3,681,216
	----------	----------
Intangible assets, net	3,941,769	4,058,036
Goodwill	7,127,999	6,935,468
Property and equipment, net	598,892	644,477
Other assets	76,540	80,044
	----------	----------
Total assets	$16,779,204	$15,399,241
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$46,384	$39,381
Accounts payable and accrued expenses	4,190,938	3,030,599
Shareholder advances	118,595	173,595
Revolving line of credit	1,668,179	1,346,722
Notes payable - current portion
(net of unamortized discount of $121,451
and $194,937 at June 30, 2009 and
December 31, 2008)	1,523,754	2,080,865
Convertible notes payable, current portion
(net of unamortized discount of $140,461
and $147,566 at June 30, 2009 and
December 31, 2008)	856,092	1,782,712
Convertible notes payable, related parties –
current portion(net of unamortized
discount of $0 and $1,466 at June 30,
2009 and December 31, 2008)	-	123,534
Note payable, related parties	200,000	-
Deferred revenue	276,079	77,245
	----------	----------
Total current liabilities	8,880,021	8,654,653
	----------	----------
Long-term liabilities
Notes payable (net of unamortized discount
of $218,789 and $244,016 at June 30, 2009
and December 31, 2008)	1,533,210	929,842
Convertible notes payable (net of unamortized
discount of $549,371 and $669,042 at
June 30, 2009 and December 31, 2008
	2,906,836	2,926,524
Warrant liabilities	193,329	639,193
	----------	----------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (continued)

Total long-term liabilities	4,633,375	4,495,559
	----------	----------
Total liabilities	13,513,396	13,150,212
	----------	----------
Commitments and contingencies

Stockholders' equity:
Preferred stock
4,700,000 and 0 shares issued and
outstanding at June 30, 2009 and
December 31, 2008, respectively	4,700	-
Common stock
78,345,996 and 77,045,995 shares issued and
outstanding at June 30, 2009 and
December 31, 2008, respectively	78,346	77,046
Additional paid-in capital	26,248,664	24,391,819
Accumulated deficit	(23,065,902)	(22,219,836)
	-----------	-----------
Total stockholders' equity	3,265,808	2,249,029
	-----------	-----------
Total liabilities and stockholders' equity	$16,779,204	$15,399,241
	============	============

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
	-------------	-------------	-------------	-------------
Revenues:
Toner and supplies	$6,352,395	$2,284,076	$11,717,620	$4,538,965
Service	1,003,981	478,471	2,014,871	913,261
	---------	--------	---------	--------
Total revenues	7,356,376	2,762,547	13,732,491	5,452,226
	---------	--------	---------	--------
Cost of sales:
Toner	4,644,588	1,424,389	8,814,812	2,877,603
Service	477,971	275,193	702,457	616,569
	---------	--------	--------	--------
Total cost of sales	5,122,559	1,699,582	9,517,269	3,494,172

Gross profit	2,233,817	1,062,965	4,215,222	1,958,054

Operating expenses:
Salaries and wages	872,044	682,724	1,749,613	1,356,660
Professional fees and
services	494,652	146,244	783,309	731,126
Sales and marketing	610,748	286,986	1,100,500	480 207
General and administrative	500,250	407,270	987,530	742,511

Amortization of
intangible assets	181,310	154,229	353,491	306,206
	---------	--------	--------	--------
Total operating expenses	2,659,004	1,677,453	4,974,443	3,616,710
	---------	--------	--------	--------
Loss from operations	(425,187)	(614,488)	(759,221)	(1,658,656)

Other (expense) income:
Change in fair value of
warrant liability	35,603	(1,053)	452,669	1,874
Gain on claims settlement	-	-	-	66
Fair value of
convertible debt	250,000	(375,000)	250,000	(362,500)
Interest expense, net	(430,019)	(264,268)	(793,419)	(432,709)
Other income	1,151	-	3,905	-
	---------	---------	--------	-------
Net loss	$(568,452)	$(1,254,809)	$(846,066)	$(2,451,925)
	==========	===========	==========	===========
Net loss per share:
Basic and diluted	$(0.01)	$(0.02)	$(0.01)	$(0.04)
	==========	===========	==========	===========
Weighted average number
of shares outstanding:
Basic and diluted	78,154,691	64,542,512	77,873,619	62,233,698
	==========	==========	==========	==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
	----------------------------------
	2009	2008
	-------------	-------------
Cash flows from operating activities
Net loss	$(846,066)	$(2,451,925)

Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	444,568	371,044
Accretion of notes discount	299,026	172,671
Change in fair value of warrant liability	(452,669)	(1,874)
Fair value of convertible debt	(250,000)	362,500
Stock based compensation	547,238	493,909
Provision for doubtful accounts	10,626	32,500
Other	(2,783)	22

Change in operating assets and liabilities
Increase in assets
Accounts receivable	(902,385)	(73,880)
Inventory	(382,019)	(167,370)
Prepaid expenses and other current assets	(103,100)	(18,241)
Other assets	-	(2,063)
Increase in liabilities
Accounts payable and accrued expenses	1,171,839	(168,201)
Deferred revenue	198,834	124,805
	----------	---------
Net cash used in operating activities	(266,891)	(1,326,103)
	----------	---------
Cash flows from investing activities
Purchase of property and equipment	(45,658)	(28,635)
Proceeds from sale of property and equipment	2,949	-
Deferred acquisition costs	-	(22,957)
	---------	---------
Net cash used in investing activities	(42,709)	(51,592)
	---------	---------
Cash flows from financing activities
Cash overdraft	7,003	15,463
Proceeds from issuance of common stock	-	1,345,000
Proceeds from issuance of preferred stock	175,000	-
Proceeds from issuance of notes payable	200,000	446,265
Repayment of shareholder advances	(55,000)	(188,750)
Proceeds from revolving line of credit	13,556,258	2,653,908
Payments of revolving line of credit	(13,234,801)	(2,069,300)
Proceeds from issuance of convertible notes	50,000	1,400,000
Reimbursement of stock compensation	-	(3,000)
Warrants exercised	135,000	-
Payments of notes payable	(502,057)	(2,260,484)
	----------	---------
Net cash provided by financing activities	331,403	1,339,102
	----------	---------
Net increase (decrease) in cash	21,803	(38,593)

Cash and cash equivalents, beginning of period	4,033	60,196
	----------	---------
Cash and cash equivalents, end of period	$25,836	$21,603
	==========	=========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
 (Continued)

Supplementary information
Interest paid	$539,080	$270,290
	=========	=========

Non cash investing and financing transaction

Deferred compensation on restricted stock and
option grants to non-employees	$46,341	$427,832
	=========	=========
Issuance of common stock in exchange
for consulting services	$11,500	$32,500
	=========	=========

Conversion of notes payable into common
stock offering	$-	$175,000
	=========	=========

Conversion of shareholder advance into
common stock offering	$-	$100,000
	=========	=========

Issuance of common stock to settle
Accounts payable	$-	$14,247
	=========	=========

Issuance of notes payable for Alpha Laser	$449,600	$-
	=========	=========

Issuance of common stock for Alpha Laser	$40,000	$-
	=========	=========

Conversion of notes payable into preferred
stock offering	$1,000,000	$-
	=========	=========

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

     The Company had a loss of $846,066 and had negative cash flows from operations of $266,891 for the six month period ended June 30, 2009 and had an accumulated deficit of $ 23,065,902 and a working capital deficit of $3,846,017 at June 30, 2009. Cash flows from operations are insufficient to sustain the current level of operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months as it continues to implement its organic growth and acquisition strategies. It is management's objective to seek additional capital and funding sources to finance its acquisition strategy and future operations. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

     For the six month period ended June 30, 2009, the Company raised $1,360,000 through the issuance of preferred shares; issuance of convertible notes; the exercise of previously outstanding warrants; and the exchange of previously outstanding convertible debt for equity. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies Unaudited Interim Financial Information:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"). Accordingly, certain information and footnote disclosures required by accounting principles generally accepted in the United States of America for annual financial statements are not included herein. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed financial statements should be read in conjunction with the American TonerServ Corp. Annual Report on Form 10- K for the year ended December 31, 2008.

Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries: Optima Technologies, LLC; Tonertype, LLC; NC TonerServ, LLC; iPrint Technologies, LLC and Alpha Laser LLC (collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC, iPrint Technologies, LLC and Alpha Laser LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

Estimates:

     The preparation of condensed consolidated financial statements in conformity with accounting principals generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Stock Based Compensation:

     The Company has one stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under this Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 Plan was 7,500,000 at June 30, 2009. On April 22, 2009, the Board of Directors approved an amendment to the Plan to increase the number of shares of common stock available for issuance under the plan from 7,500,000 to 15,000,000 shares.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight- line basis. Stock-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three and six months periods ended June 30, 2009 and 2008 was $434,785 and $87,050, respectively, and $547,238 and $156,253, respectively. The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
	-----------------	-----------------

Dividend yield	None	None
Expected volatility	52.56%-54.67%	35.0%
Risk-free interest rate	1.35%-2.86%	2.75%-5.1%
Expected terms (years)	5.5-6.3	5.5-6.3

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

     The following securities, which include options, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

	June 30,	June 30,
	2009	2008
	-----------	-----------

Potential equivalent shares excluded	66,443,839	47,928,484
	==========	==========

Convertible Debt Securities:

     The Company has issued convertible debt securities with non-detachable conversion features. The Company accounts for such securities on the balance sheet as a component of the overall fair value of the host securities. The Company estimates fair value of the conversion feature based on the intrinsic value of its common stock by determining the difference between the total shares converted at fair value and the total shares converted at a 20% discount, which is the estimated discount of a private offering.

Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.15 was attached to the warrants which represents the fair value of common stock at June 30, 2009, a 52.56% volatility and risk free interest rates ranging from 0.56% to 2.54% based on the estimated lives ranging from 1.00 to 4.25 years, based on a potential offering occurring in the third quarter of 2009.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is not fixed, at June 30, 2009, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

   Segment:

     Based on the Company’s integration and management strategies, the Company operates in a single business segment. For the six months ended June 30, 2009 and 2008, all material revenues have been derived from domestic operations.

4. Recently Adopted and Recently Issued Accounting Standards

Adopted

     On January 1, 2009, the Company adopted SFAS No. 141 (revised 2007), “Business Combinations,” (SFAS 141(R)), which replaces SFAS No. 141, “Business Combinations,” (SFAS 141) but retains the fundamental requirements in SFAS 141, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. SFAS 141(R) requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition-date fair values. Additionally, SFAS 141(R) requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. The adoption of SFAS 141(R) is reflected in our consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Recently Adopted and Recently Issued Accounting Standards (continued)

     Effective January 1, 2009, the Company adopted FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” (FSP FAS 141(R)-1), which was issued on April 1, 2009. FSP FAS 141(R)-1 applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies as defined in this FSP and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of SFAS 141(R); and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. The adoption of FSP FAS 141(R)-1 is reflected in our consolidated financial statements.

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

     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement also changes the way the consolidated statement of operations is presented. It requires consolidated net income or loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of the consolidated net income or loss attributable to the parent and to the noncontrolling interest. SFAS 160 was effective for the Company on January 1, 2009. The adoption of SFAS 160 had no impact on our consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Recently Adopted and Recently Issued Accounting Standards (continued)

     On June 30, 2009, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 165, “Subsequent Events,” (SFAS 165) . SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of SFAS 165 had no impact on the Financial Statements as management already followed a similar approach prior to the adoption of this standard.

     On June 30, 2009, the Company adopted FASB Staff Position (FSP) No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (FSP FAS 157- 4). FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of FSP FAS 157-4 had no impact on the consolidated financial statements.

     On June 30, 2009, the Company adopted FSP No. FAS 115 -2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” (FSP FAS 115-2/124 -2). FSP FAS 115-2/124-2 amends existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of FSP FAS 115-2/124-2 had no impact on the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Recently Adopted and Recently Issued Accounting Standards (continued)

Issued

     FASB Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS 168”). The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non- SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 becomes effective for the Company for the period ending September 30, 2009 issued for interim and annual periods ending after September 15, 2009. Management has determined that the adoption of SFAS 168 will not have an impact on the financial statements.

     In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” (SFAS 167) . SFAS 167 amends FASB Interpretation No. 46 (Revised December 2003), “Consolidation of Variable Interest Entities —an interpretation of ARB No. 51,” (FIN 46(R)) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 becomes effective for the Company on January 1, 2010. We do not anticipate SFAS 167 will have a material impact on our consolidated financial statements upon adoption.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Recently Adopted and Recently Issued Accounting Standards (continued)

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

	June 30, 2009	December 31, 2008
	--------------	----------------

Finished Goods	$ 1,088,527	$ 709,960
Raw Materials	68,239	64,787
	----------	--------
Total Inventory	$ 1,156,766	$ 774,747
	===========	=========

6. Shareholder Advances

     During the six months ended June 30, 2009, the Company repaid $ 55,000 in advances previously made to the Company by a director. At June 30, 2009 accrued interest relating to these advances to the Company was $35,605.

7. Stock- based Compensation

     On March 12, 2009, the Company entered into an agreement with a consultant for investor and public relations for 50,000 shares of common stock. The stock was valued at $11,500.

     During January 2009, certain directors of the Company received warrants as compensation for personally guaranteeing notes through the Company’s convertible note and warrant offering. Warrants to purchase a total of 125,000 shares of common stock were issued and $6,805 was recorded as compensation expense.

     During May 2009, certain directors of the Company received warrants as compensation for personally guaranteeing the Company’s line of credit to secure vendor terms through Standby Letters of Credit (SBLC’s) in the amount $1,200,000. Warrants to purchase a total of 4,000,000 shares of the Company's common stock were issued and $287,017 was recorded as compensation expense.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

7. Stock- based Compensation (continued)

     In addition, MTS Partners, Inc. provided standby letters of credit to certain of iPrint's vendors in the aggregate of $365,000. As compensation for providing the standby letters of credit, MTS received warrants to purchase 1,000,000 shares of the Company's common stock. MTS Partners, Inc. is owned by Chad Solter, a Director of the Company. The Company recorded $71,754 in compensation expense for the warrants issued to MTS Partners, Inc.

8. Notes Payable

     On February 20, 2009, the Company amended its short term note obligations with iPrint Technologies, Inc. These notes were combined into one Modified Secured Promissory Note for $1,150,000 maturing on December 31, 2010. The balance at June 30, 2009 was $969,654 and is included in both current and long-term notes payable based on its maturity schedule.

     On June 2, 2009, the Company amended its note obligation to Brody Enterprises. The original note called for two remaining principal note payments of $200,000 due on January 2, 2009 and January 2, 2010. The Company paid $125,000 toward the payment that was due on January 4, 2009. The remaining principal balance will be amortized over the next 24 months and will mature in May 2011. The balance at June 30, 2009 was $278,396 and is included in both current and long-term notes payable based on its maturity schedule.

     During May 2009, the holder of $900,000 of convertible notes agreed to exchange such notes for 3,600,000 shares of the Company's Series D Convertible Preferred Stock.

     During June 2009, the holder of $100,000 of convertible notes agreed to exchange such notes for 400,000 shares of the Company's Series D Convertible Preferred Stock.

     On May 29, 2009, the Company borrowed $200,000 from MTS Partners, Inc. which matures on August 15, 2009. The total amount of interest on the note due at maturity is $15,000.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

9. Acquisitions

     On April 8, 2009, the Company entered into an Independent Sales Partner (ISP) Agreement and an Asset Purchase Option Agreement that would give the Company an option to acquire certain assets and assume certain liabilities of Mid-America Environmental, LLC ("MAE"), doing business as Alpha Laser Services and Alpha Imaging Solutions of Evansville, Indiana. MAE provides printer and copier supplies, equipment and service to the greater Evansville area.

     The Company entered into this business combination to expand its geographic penetration, their customer relationships and expertise in both the printer and copier industries. This also is consistent with the Company’s growth strategy.

     By entering into these agreements, the Company takes over the strategic management and guidance of MAE and will provide both administrative and logistical support including volume purchasing power, operational expertise and related efficiencies. This will allow MAE to focus primarily on building local customer relationships, while offering the benefits of a nationwide cartridge and printer service provider.

     The independent sales partner agreement is for a term of five years, and provides, among other things, that the Company will pay MAE a monthly commission at the rate of 40% of the Adjusted EBITDA (as defined in the Asset Purchase Option Agreement) of MAE.

     The Asset Purchase Option Agreement provides that the Company will have the option to purchase certain assets, and assume certain liabilities, of MAE during a period of five years. The Company paid MAE $499,600, of which $449,600 was paid in the form of two promissory notes, and the remaining $50,000 was paid in the form of 200,000 shares of the Company's common stock which was valued at $0.25 per share on the agreement date. In the event that the Company exercises its option to purchase the covered assets and assume the covered liabilities of MAE, the consideration for the assets will be the amount paid for the option, subject to the adjustments described below.

     The 7% promissory note, in the amount of $337,800, is payable in equal monthly installments over a 60 month period. The 5% promissory note (the "Contingent Note"), in the amount of $111,800 is payable in fifty-eight (58) monthly installments beginning in June 2009. The principal amount of the Contingent Note shall be increased or decreased on a quarterly basis by the amount which Adjusted EBITDA is above or below a targeted amount. The Contingent Note will also be reduced by the amounts paid as commissions under the independent sales agreement.

     The Asset Purchase Option Agreement also provides that three employees of MAE will be offered an opportunity to serve on the Company's Advisory Board and receive options to purchase an aggregate of 500,000 shares of the Company's common stock for serving on that board.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10. Stockholder’s Equity

Common Stock Warrants

     Warrants outstanding as of June 30, 2009, are as follows:

		Exercise
	Amount	Price
	-----------	--------
Warrants issued in Convertible
Debt Offerings – 2004 to 2007	2,979,167	$0.15
Warrants issued in Debt
Offering – 2007	655,000	0.30
Warrants issued in Common Stock
Offerings in 2007 and 2008	18,488,669	0.30
Warrants issued to Dinosaur Securities	750,000	0.30
Warrants issued in Debt
Offerings - 2008	412,500	0.35
Warrants issued in Debt
Offerings - 2008	400,000	0.30
Warrants issued in Equity
Offerings - 2008	541,667	0.30
Warrants issued in iPrint Debt
Offering – 2008 & 2009	2,456,250	0.30
Warrants issued to iPrint offering
Guarantors – 2008 & 2009	2,456,250	0.30
Warrants issued to iPrint
Technologies, Inc.	200,000	0.30

Warrants issued to SBLC Guarantors	5,000,000	0.15
	---------
Balance at June 30, 2009	34,339,503
	==========

Preferred Stock

     During the three and six months ended June 30, 2009, the Company issued 500,000 and 4,200,000 shares, respectively, of Series D Preferred Stock (Series D Shares) to five accredited investors in a private offering for $1,175,000. Included in this amount were convertible notes totaling $1,000,000 which were exchanged into the offering. In April 2009, one of the investors became a director of the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10. Stockholder’s Equity (continued)

Preferred Stock (continued)

     The Series D Shares are convertible into two shares of the Company's common stock at the option of the holders for a two year period after the date of issuance. The holders of the Series D Shares will vote together with the holders of common stock on an "as if converted" basis. The holders of the Series D Shares will also be entitled to vote as a separate class as required by Delaware law. Holders of Series D Convertible Preferred Stock are entitled to receive dividends only when and if declared by the Board of Directors of the Company in an amount of $0.02 per annum payable in cash on a quarterly basis on a cumulative basis. In the event of any liquidation or winding up of the Company, the holders of the Series D shares shall be entitled to receive in preference to the holders of Common Stock and amount of cash equal to $ 0.25 per share plus any cumulated and unpaid dividends.

Restricted Stock

     On December 4, 2008, the Company entered into an agreement with Monarch Bay Associates (“MBA”) to act as its exclusive financial advisor. In connection with this agreement MBA received 750,000 shares of restricted stock. This restricted stock will vest as follows; 33.33% upon the closing of the subsequent financing of no less than $ 2,000,000, and 33.34% upon the closing of and an additional subsequent financing of no less than $2,000,000. All 750,000 shares will be vested if MBA closes financing of no less than $4,000,000 by the end of the current term which ends October 4, 2009. As of June 30, 2009, no shares had vested.

     Compensation cost for restricted stock is recognized in the financial statements on a pro rata basis over the vesting period for employees. During the three and six months ended June 30, 2009, the Company did not recognize any compensation expense.

     As of June 30, 2009 there was no unrecognized compensation cost related to restricted stock and there was no estimated vesting period as they were performance based shares which could not be reasonably estimated when this would occur.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10. Stockholder’s Equity (continued)

Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2009 is presented below:

				Weighted
				Average
		Weighted		Remaining
		Average		Contractual	Aggregate
		Exercise		Term	Intrinsic
	Shares	Price		(Years)	Value
	---------	---------		----------	--------

Outstanding at January 1, 2009	16,046,783	$0.23		8.52	$1,286,650
Granted	400,000	0.15		-	-
Exercised	-	-		-	-
Forfeited/Expired	19,883	1.87		-	-
	---------	----	-	---	---------
Outstanding at
June 30, 2009	16,426,900	$0.23		8.09	$-
	==========	=====		====	==========

Exercisable at
June 30, 2009	8,495,138	$0.22		7.70	$-
	==========	=====		====	==========

     During the three months ended June 30, 2009, there were 400,000 options granted.

     As of June 30, 2009, there was approximately $729,018 of total unrecognized compensation cost related to non -vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.32 years, of which $27,380 is recorded as deferred compensation. During the three and six months periods ended June 30, 2009, a total of 1,051,585 and 2,115,153 options, respectively, vested with a total fair value of $104,024 and 209,672, respectively. No options were exercised during the three and six month periods ended June 30, 2009.

11. Credit Arrangements

     The Company has available a $2,500,000 revolving line of credit secured by all of the assets of the Company. The availability of the line is based on eligible accounts receivables. The interest rate on the outstanding balance was eight and one-half percent per annum as of June 30, 2009. This line matures in April, 2011. At June 30, 2009, the balance on this line was $1,668,179.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

11. Credit Arrangements (continued)

     The Company currently has two facilities in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. The amount available for SBLC's is $ 1,200,000. These lines are guaranteed by certain officers and directors of the Company. Draws on the letter of credit bear interest at 5 percent over the prime rate. The SBLC’s have interest rates of 7.5% and are due and payable on December 31, 2009. At June 30, 2009, there was $1,200,000 in outstanding SBLC’s with certain vendors.

12. Commitments and Contingencies

     From time to time the Company may be subject to claims arising in the ordinary course of business, primarily vendor disputes. Management believes such claims will not have a material effect on the Company's financial position.

13. Subsequent Events

     The Company evaluated subsequent events through August 13, 2009, the date the consolidated financial statements were issued, and determined that there are no additional material events which have occurred after the balance sheet date that would be deemed significant or require recognition or additional disclosure.

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

     The Company cautions readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Such forward-looking statements are based on the beliefs and estimates of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis. Actual results could differ materially from those projected in the forward- looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Registrant. Additional risks and uncertainties that may affect forward-looking statements about the Company's business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward -looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

Three Months Ended June 30, 2009 and 2008

     Revenue. Revenue for the three months ended June 30, 2009 ("Q2 2009") was $7,356,376 as compared to $ 2,762,547 for the three month period ended June 30, 2008 ("Q2 2008"). The increase in revenue in Q2 2009 was primarily due to the acquisition of iPrint Technologies, LLC, (“iPrint”) which occurred on October 31, 2008. Revenues from the sale of toner cartridges increased by $4,068,319 for three months ended June 30, 2009 compared to the same period in 2008 due to the revenue associated with the acquisition of iPrint. Revenues from service increased by $525,510 for the three months ended June 30, 2009 compared to the same period in 2008 primarily due to increased service contract revenue.

     Gross Profit. Gross profit for Q2 2009 increased to $2,233,817 from $1,062,965 in Q2 2008. The gross profit margin in Q2 2009 was 30.4% compared to a gross profit margin for Q2 2008 of 38.5% . The Company's gross margins decreased compared to Q2 2008 due to the lower margins associated with sales to customers acquired from iPrint which have a high concentration of OEM cartridge sales which have lower margins than remanufactured cartridges.

     Salaries and Wages. Salaries and wages expenses were $ 872,044 for Q2 2009 compared to $682,724 in Q2 2008. The Q2 2009 increase was due to the increase in employees due to the iPrint acquisition.

     Professional Fees and Services. Professional fees and services expenses were $494,652 in Q2 2009 compared to $146,244 in Q2 2008. This increase was primarily due to $ 358,771 in warrant compensation to certain directors of the company for personally guaranteeing Standby Letter’s of Credit to secure vendor terms.

     Sales and Marketing. Sales and marketing expenses were $610,748 for Q2 2009 compared to $ 286,986 in Q2 2008. The increase in Q2 2009 was primarily due to the additional sales personnel hired through the acquisition of iPrint, increased commissions paid out due to higher revenues and an increase in Independent Sales Partners (ISP’s) in 2009 from 2008. The iPrint acquisition brought on seventeen ISP’s and since then, the Company has increased that amount to thirty-eight ISP’s through an aggressive recruiting strategy.

     General and Administrative. General and administrative expenses were $500,250 in Q2 2009 as compared to $ 407,270 in Q2 2008. General and Administrative expenses increased due to the overhead associated with the operations of iPrint.

     Amortization Expense. Amortization expense was $181,310 in Q2 2009 as compared to $154,229 in Q2 2008. The increase was due to the acquisition of assets from iPrint in October 2008 of $58,101 offset by a reduction in amortization from the Tonertype customer list of $37,564 which was due to the purchase price adjustment in December 2008.

     Other (Expense) Income. During the three month period ended June 30, 2009, there was an increase of $165,751 in interest expense as compared to three month period ended June 30, 2008 as a result of the restructuring of the Brody Enterprises note, the issuance of notes in connection with the iPrint acquisition in 2008 and the issuance of notes in a private offering. There was an increase in income related to the change in fair value of warrant liabilities of $36,656 for Q2 2009 versus Q2 2008. The Company had a $250,000 gain in Q2 2009 on the fair value of convertible debt which was exchanged into the Company’s Preferred D Series offering compared to an expense of $375,000 during Q2 2008.

     Net Loss from operations. The net loss from operations for the three months ended June 30, 2009 was $425,187 compared to a net loss of $614,488 for the three months ended June 30, 2008. The decrease in the net loss of $ 189,301 for Q2 2009 was primarily related to the effect of the iPrint acquisition.

     Net Loss. The net loss for the three months ended June 30, 2009 was $568,452 compared to a net loss of $ 1,254,809 for the three months ended June 30, 2009. The decrease in the net loss over the prior year was primarily related to the increased gross profit from the acquisition of iPrint along with the implementation of cost cutting measures and improved operational efficiencies. The reduction in the net loss has reduced the amount of outside capital that the Company needs to raise to support its operations and existing debt service.

     Net Loss per Share. The net loss per share in Q2 2009 was $0.01 compared to a net loss of $ 0.02 in Q2 2008. The decrease in the net loss per share was primarily due to the acquisition of iPrint and an increased number of shares of common stock outstanding which occurred during the last six months of 2008 and in 2009.

     EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for Q2 2009 was $87,984 compared to a negative EBITDA of $803,893 for Q2 2008. The $891,877 improvement in EBITDA was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies. An increase in other income related to the change in fair value of convertible debt of $ 625,000 for Q2 2009 versus Q2 2008 also impacted this number positively.

     Adjusted EBITDA. Adjusted EBITDA, which represents net income before interest, taxes, depreciation, amortization and other non-cash related expenditures, for Q2 2009 was $270,913 compared to a negative Adjusted EBITDA of $338,693 for Q2 2008. This increase of $609,606 was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies.

Six Months Ended June 30, 2009 and 2008

     Revenue. Revenue for the six months ended June 30, 2009 ("YTD 2009") was $13,732,491 as compared to $5,452,226 for the six month period ended June 30, 2008 ("YTD 2008"). The increase in revenue in YTD 2009 was primarily due to the acquisition of iPrint Technologies, LLC, (“iPrint”) which occurred on October 31, 2008. Revenues from the sale of toner cartridges increased by $7,178,655 for six months ended June 30, 2009 compared to the same period in 2008 due to the revenue associated with the acquisition of iPrint. Revenues from service increased by $1,101,610 for the six months ended June 30, 2009 compared to the same period in 2008 primarily due to increased service contract revenue.

     Gross Profit. Gross profit for YTD 2009 increased to $4,215,222 from $1,958,054 in YTD 2008. The gross profit margin in YTD 2009 was 30.7% compared to a gross profit margin for YTD 2008 of 35.9%. The Company's gross margins decreased due to the lower margins associated with sales to customers acquired from iPrint which have a high concentration of OEM cartridge sales.

     Salaries and Wages. Salaries and wages expenses were $ 1,749,613 for YTD 2009 compared to $ 1,356,660 in YTD 2008. The increase was due to the additional wages resulting from the iPrint acquisition of $284,230 and $55,254 in bonuses paid out to certain operations managers.

     Professional Fees and Services. Professional fees and services expenses were $783,309 in YTD 2009 compared to $731,126 in YTD 2008. This increase was primarily due to compensation of $365,576 for the issuance of warrants to certain directors of the Company offset by a reduction in stock related compensation of $265,311 paid to our former investment banker.

     Sales and Marketing. Sales and marketing expenses were $1,100,500 for YTD 2009 compared to $ 480,207 in YTD 2008. The increase was primarily due to the additional sales personnel hired through the acquisition of iPrint, increased commissions paid out due to higher revenues and an increase in Independent Sales Partners (ISP’s) to thirty- eight in 2009 from three in 2008.

     General and Administrative. General and administrative expenses were $987,530 in YTD 2009 as compared to $742,511 in YTD 2008. General and Administrative expenses increased due to the overhead associated with the operations of iPrint.

     Amortization Expense. Amortization expense was $353,491 in YTD 2009 as compared to $306,206 in YTD 2008. The increase was due to the acquisition of assets from iPrint in October 2008 of $114,702 offset by a reduction in amortization from the Tonertype customer list purchase price adjustment of $74,292 in December 2008.

     Other (Expense) Income. During the six month period ended June 30, 2009, there was an increase of $360,710 in interest expense as compared to six month period ended June 30, 2008, as a result of the restructuring of the Brody Enterprises note, the issuance of notes in connection with the iPrint acquisition in 2008 and the issuance of notes in a private offering. There was an increase in income related to the change in fair value of warrant liabilities of $450,795 for YTD 2009 versus YTD 2008 due to the decrease in the Company’s stock price that is used to value the warrants.

     Net Loss from operations. The net loss from operations for the six months ended June 30, 2009, was $759,221 compared to a net loss of $1,658,656 for the six months ended June 30, 2008. The decrease in the net loss of $899,435 for YTD 2009 was primarily related to the effect of the iPrint acquisition.

     Net Loss. The net loss for the six months ended June 30, 2009, was $846,066 compared to a net loss of $ 2,451,925 for the six months ended June 30, 2008. The decrease in the net loss over the prior year was primarily related to the increased gross profit from the acquisition of iPrint along with the implementation of cost cutting measures and improved operational efficiencies. The reduction in the net loss has reduced the amount of outside capital that the Company needs to raise to support its operations and existing debt service.

     Net Loss per Share. The net loss per share for YTD 2009 was less than $0.01 compared to a net loss of $0.04 for YTD 2008. The decrease in the net loss per share was primarily due to the acquisition of iPrint and an increased number of shares of common stock outstanding which occurred during the last six months of 2008.

     EBITDA. EBITDA for YTD 2009 was $391,921 compared to a negative EBITDA of $1,648,393 for YTD 2008. The $2,040,314 improvement in EBITDA was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies. An increase in other income related to the change in fair value of warrant liabilities of $ 450,795 and a $612,500 positive change in the fair value of convertible debt for YTD 2009 versus YTD 2008 also impacted this number positively.

     Adjusted EBITDA. Adjusted EBITDA for YTD 2009 was $284,416 compared to a negative Adjusted EBITDA of $761,137 for YTD 2008. This increase of $1,045,553 was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies.

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

     We have presented EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2009 and 2008 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt and other one-time expenditures. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2009 and 2008.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	------------	------------	------------	------------
Cash flows from
operating activities	$69,489	$(690,878)	$(266,891)	$(1,326,103)
Changes in operating
assets and liabilities	(73,064)	202,514	16,831	304,950
Non-cash (expenses) income,
including depreciation and
amortization	(554,251)	(766,445)	(596,006)	(1,430,772)
Interest expense, net	430,019	264,268	793,419	432,709
	----------	----------	----------	----------
EBIT	(138,433)	(990,541)	(52,647)	(2,019,216)
Depreciation and
amortization	226,417	186,648	444,568	370,823
	----------	----------	----------	----------
EBITDA	87,984	(803,893)	391,921	(1,648,393)
Interest expense	(430,019)	(264,268)	(793,419)	(432,709)
Depreciation and
amortization	(226,417)	(186,648)	(444,568)	(370,823)
	-----------	----------	----------	----------
Net loss	$(568,452)	$(1,254,809)	$(846,066)	$(2,451,925)
	===========	===========	===========	===========

The following is a reconciliation of net loss to EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	---------	------------	------------	------------
Net loss	$(568,452)	$(1,254,809)	$(846,066)	$(2,451,925)
Interest expense, net	430,019	264,268	793,419	432,709
	-----------	----------	----------	----------
EBIT	(138,433)	(990,541)	(52,647)	(2,019,216)
Depreciation and
amortization	226,417	186 648	444,568	370,823
	-----------	----------	----------	----------
EBITDA	$87,984	$(803,893)	$391,921	$(1,648,393)
	===========	===========	===========	===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
-------------		------------	------------	------------
EBITDA	$87,984	$(803,893)	$391,921	$(1,648,393)
Stock related
compensation	434,785	88,926	547,238	493,909

Fair value of
conversion feature
of convertible debt	(250,000)	375,000	(250,000)	362,500
Fair value of warrant
liabilities	(35,603)	1,053	(452,669)	(1,874)
Bad debt allowance
for entities	2,500	3,856	2,500	36,356
Other costs	31,247	-	45,426	-
----------		---------	---------	---------
ADJUSTED EBITDA	$270,913	$(338,693)	$284,416	$(761,137)
==========		==========	==========	==========

Liquidity and Capital Resources

     At June 30, 2009, the Company had a working capital deficit of $3,846,017 including cash and equivalent balances of $25,836 compared to a working capital deficit of $4,973,437 at December 31, 2008. This deficit was primarily related to short term note obligations which will be due over the course of the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies; however, there can be no assurances that it will be successful.

     Accounts receivable increased from $2,753,445 at December 31, 2008 to $3,645,204 at June 30, 2009. The increase was primarily due to increased revenues associated with the hiring of additional Independent Sales Partners (ISP’s) and organic growth.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $3,030,599 at December 31, 2008 to $4,190,938 at June 30, 2009. The increase was primarily due to the Company obtaining longer payment terms from key suppliers and due to the revenue growth of the Company.

     The Company entered into no derivative financial instrument arrangements for the six months ended June 30, 2009.

     During the first six months of 2009, the Company raised $360,000 through private offerings and warrant exercises. The Company also issued shares of Series D Convertible Preferred Stock in exchange for $ 1,000,000 of convertible notes in a private offering.

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

     During the six months ended June 30, 2009, the Company used $266,891 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations. The Company anticipates that it will begin to generate sufficient cash from existing operations to meet its capital requirements during the next twelve months; however, there are no assurances that the Company will be able to sustain its current revenue growth. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the six months ended June 30, 2009, the Company received $331,403 in cash from financing activities. These cash flows were primarily from $175,000 for the issuance of preferred stock, $135,000 from warrants exercised, $13,556,258 from draws on a revolving line of credit offset by $13,234,801 in payments on the revolving line of credit and $502,057 relating to notes payable.

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

Sufficiency of Working Capital

     As of June 30, 2009, the Company had a net working capital deficit of $3,846,017. This deficit was primarily related to short term note obligations which are due over the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies. The Company has inadequate financial resources to sustain its business activities as they currently are. Management believes that the Company can achieve positive cash flow through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. We have already begun implementing parts of our organic growth plan and cost reductions; however, we do not know the overall impact that these efforts may have on the Company's business. The Company is currently spending approximating $30,000 more cash per month than is being generated from operations due to debt service payments.

     During the six months ended June 30, 2009, the Company raised $360,000 in proceeds from private offerings. The Company estimates that it will need to raise an additional $1,000,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing or renegotiating terms or converting a portion of its short term obligations into equity.

     In April 2008, the Company entered into a line of credit with a financial institution, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by eligible accounts receivables. The current interest rate on the outstanding balance is nine percent per annum. The balance due was $1,668,179 at June 30, 2009. The approximate availability under the line was $110,000 at June 30, 2009. On April 23, 2009, this line was increased to $2,500,000 and extended through April 23, 2011; however, as of August 12, 2009, the availability under the line was only approximately $150,000.

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

(b) Changes in Internal Control over Financial Reporting.

     There have been no changes in the Company's internal control over financial reporting for six months ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended June 30, 2009 that have not been disclosed in reports on Form 8-K and 10-Q, except as set forth below.

     During April 2009, the Company agreed to reduce the exercise price of warrants held by an accredited investor from $0.30 per share to $0.10 per share. In May 2009, the Company issued 450,000 shares to the accredited investor for $45,000 upon the exercise of warrants at the reduced exercise price.

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

     During the quarter ended June 30, 2009, the Company issued 4,200,000 shares of Series D Convertible Preferred Stock in a private offering at an offering price of $0.25 per share to three accredited investors. Included in these sales were 4,000,000 shares issued in exchange for the cancellation of $1,000,000 in convertible notes and 200,000 shares sold for cash.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

      On August 11, 2009, Steven E. Jensen resigned as a Director of the Company.  Mr. Jensen's resignation was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Board of Directors has not yet made any detemination with regard to the vacancy on the Board of Directors created by his resignation.

ITEM 6. EXHIBITS.

Exhibit No.	Description
-----------	-----------
10.1	ATS HQ Bonus Plan, 2009. Incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K filed May 21, 2009.

10.2	Compensation Plan for Chuck Mache. Incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K filed May 21, 2009.

10.3	Compensation Plan for Dan Brinker. Incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K filed May 21, 2009.

10.4

Independent Sales Partner Agreement with Mid-America Environmental,
LLC. Filed herewith electronically.

Asset Purchase Option Agreement with Mid-America Environmental, LLC.
Filed herewith electronically.

10.5

10.6	Business Lending Confirmation Letter with Wells Fargo Bank dated May 28, 2009. Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TONERSERV CORP.

Date:	August 13, 2009	By: /s/ Chuck Mache
Chuck Mache
Chief Executive Officer

By: /s/ Ryan Vice
Ryan Vice
Chief Financial Officer