Form 10-Q
period 2009-09-30
AMERICAN TONERSERV CORP.
filed 2009-11-16
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended September 30, 2009

[ ] Transition report pursuant section 13 or 15(d) of the Securities
    Exchange Act of 1934

    For the transition period from ____________ to ____________

Commission File Number: 333-120688

AMERICAN TONERSERV CORP.
(Exact name of registrant as specified in its charter)

Delaware	33-0686105
(State or Other Jurisdiction	(I. R. S. Employer Identification No.)
of Incorporation)

420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403
(Address of Principal Executive Offices)

(800) 736-3515
(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non -accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check	Smaller reporting company [X]
If a smaller reporting company) [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 16, 2009 there were 78,455,995 Common Shares outstanding.

AMERICAN TONERSERV CORP.

FORM 10-Q

TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet
	September 30, 2009 (Unaudited) and December 31, 2008	4
	Condensed Consolidated Statements of Operations (Unaudited)
	Three Months and Nine Months
	Ended September 30, 2009 and 2008	6
	Condensed Consolidated Statements of Cash Flows (Unaudited)
	Nine Months Ended September 30, 2009 and 2008	7
	Notes to Condensed Consolidated Financial Statements
	(Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operation	24
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	34
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of
	Proceeds	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	36
Item 5.	Other Information	36
Item 6.	Exhibits	36
	Signatures	37

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

	September 30,
	2009	December 31,
	(unaudited)	2008
	-----------	-----------
ASSETS
Current assets
Cash and cash equivalents	$62,866	$4,033
Accounts receivable, net	3,668,519	2,753,445
Inventory, net	1,161,861	774,747
Prepaid expenses and other current assets	189,734	75,716
Deferred compensation	108,170	73,275
	----------	----------
Total current assets	5,191,150	3,681,216
	----------	----------
Intangible assets, net	3,761,906	4,058,036
Goodwill	7,127,999	6,935,468
Property and equipment, net	561,429	644,477
Other assets	74,788	80,044
	----------	----------
Total assets	$16,717,272	$15,399,241
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$48,457	$39,381
Accounts payable and accrued expenses	4,373,529	3,030,599
Shareholder advances	126,161	173,595
Revolving line of credit	1,691,697	1,346,722
Notes payable - current portion
(net of unamortized discount of $116,368
and $194,937 at September 30, 2009 and
December 31, 2008)	1,690,194	2,080,865
Convertible notes payable, current portion
(net of unamortized discount of $205,315
and $147,566 at September 30, 2009 and
December 31, 2008)	1,539,152	1,782,712
Convertible notes payable, related parties –
current portion(net of unamortized
discount of $0 and $1,466 at September 30,
2009 and December 31, 2008)	-	123,534
Deferred revenue	280,830	77,245
	----------	----------
Total current liabilities	9,750,020	8,654,653
	----------	----------
Long-term liabilities
Notes payable (net of unamortized discount
of $187,796 and $244,016 at September 30,
and December 31, 2008)	1,178,913	929,842
Convertible notes payable (net of unamortized
discount of $435,785 and $669,042 at
September 30, 2009 and December 31, 2008)	2,272,508	2,926,524
Warrant liabilities	582,577	639,193
	----------	----------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (continued)

Total long-term liabilities	4,033,998	4,495,559
	----------	----------
Total liabilities	13,784,018	13,150,212
	----------	----------
Commitments and contingencies

Stockholders' equity:
Preferred stock
6,800,000 and 0 shares issued and
outstanding at September 30, 2009 and
December 31, 2008, respectively	6,800	-
Common stock
78,455,995 and 77,045,995 shares issued and
outstanding at September 30, 2009 and
December 31, 2008, respectively	78,456	77,046
Additional paid-in capital	26,983,543	24,391,819
Accumulated deficit	(24,135,545)	(22,219,836)
	-----------	-----------
Total stockholders' equity	2,933,254	2,249,029
	-----------	-----------
Total liabilities and stockholders' equity	$16,717,272	$15,399,241
	============	============

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
	--------------	--------------	-------------	-------------
Revenues:
Toner and supplies	$6,896,829	$2,355,070	$18,614,449	$6,894,035
Service	863,772	298,788	2,878,643	1,212,049
	---------	---------	----------	---------
Total revenues	7,760,601	2,653,858	21,493,092	8,106,084
	---------	--------	----------	---------
Cost of sales:
Toner and supplies	5,380,007	1,409,625	14,194,819	4,287,228
Service	380,511	166,059	1,082,968	782,628
	---------	--------	--------	---------
Total cost of sales	5,760,518	1,575,684	15,277,787	5,069,856

Gross profit	2,000,083	1,078,174	6,215,305	3,036,228

Operating expenses:
Salaries and wages	808,314	717,517	2,557,927	2,074,177
Professional fees and
services	222,734	217,143	1,006,043	948,270
Sales and marketing	611,972	237,333	1,712,472	717,540
General and administrative	490,420	460,065	1,477,950	1,202,576
Amortization of
intangible assets	181,616	155,224	535,107	461,430
	---------	---------	---------	---------
Total operating expenses	2,315,056	1,787,282	7,289,499	5,403,993
	---------	---------	---------	---------
Loss from operations	(314,973)	(709,108)	(1,074,194)	(2,367,765)

Other (expense) income:
Change in fair value of
warrant liability	(389,248)	(98,259)	63,421	(96,385)
Gain on claims settlement	-	-	-	66
Fair value of
convertible debt	-	31,250	250,000	(331,250)
Interest expense, net	(325,928)	(179,963)	(1,119,347)	(612,672)
Other income	1,372	-	5,277	-
	----------	---------	---------	---------
Net loss	$(1,028,777)	$(956,080)	$(1,874,843)	$(3,408,006)
	==========	=========	==========	=========
Net loss applicable to
common stock	$(1,069,643)	$(956,080)	$(1,874,843)	$(3,408,006)
	==========	==========	==========	==========

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)
	==========	==========	==========	===========
Weighted average number
of shares outstanding:
Basic and diluted	78,386,647	65,605,456	78,041,746	64,032,972
	==========	==========	==========	==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Nine months ended
	September 30,
	2009	2008
	---------------	---------------
Cash flows from operating activities
Net loss	$(1,874,843)	$(3,408,006)

Adjustment to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	674,146	562,935
Accretion of notes discount	383,834	215,099
Change in fair value of warrant liability	(63,421)	96,385
Fair value of convertible debt	(250,000)	331,250
Stock based compensation	667,539	613,362
Provision for doubtful accounts	13,126	32,500
Other	(2,883)	22

Change in operating assets and liabilities
Increase in assets
Accounts receivable	(928,200)	(70,061)
Inventory	(387,114)	(206,626)
Prepaid expenses and other current assets	(114,018)	(46,410)
Other assets	-	(8,982)
Increase in liabilities
Accounts payable and accrued expenses	1,328,686	166,400
Deferred revenue	203,585	14,866
	----------	---------
Net cash used in operating activities	(349,563)	(1,707,266)
	----------	---------
Cash flows from investing activities
Purchase of property and equipment	(56,058)	(103,876)
Proceeds from sale of property and equipment	2,949	-
Deferred acquisition costs	-	(94,391)
	---------	---------
Net cash used in investing activities	(53,109)	(198,267)
	---------	---------
Cash flows from financing activities
Cash overdraft	9,076	86,415
Proceeds from issuance of common stock	-	1,470,500
Proceeds from issuance of preferred stock	700,000	-
Proceeds from issuance of notes payable	300,000	796,365
Proceeds from shareholder advances	111,566	-
Repayment of shareholder advances	(159,000)	(188,750)
Proceeds from revolving line of credit	21,275,968	5,297,879
Payments of revolving line of credit	(20,930,993)	(4,675,838)
Proceeds from issuance of convertible notes	50,000	1,400,000
Reimbursement of stock compensation	-	(3,000)
Warrants exercised	135,000	-
Payments of notes payable	(1,025,990)	(2,332,713)
Dividend paid on preferred shares	(4,122)	-

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Continued)

	----------	---------
Net cash provided by financing activities	461,505	1,850,758
	----------	---------
Net increase (decrease) in cash and cash
equivalents	58,833	(54,775)

Cash and cash equivalents, beginning of period	4,033	60,196
	--------	--------
Cash and cash equivalents, end of period	$62,866	$5,421
	=========	=========

Supplementary information
Interest paid	$680,900	$305,031
	=========	=========

Non cash investing and financing transactions

Deferred compensation on restricted stock and
option grants to non-employees	$118,544	$427,832
	=========	=========
Issuance of common stock in exchange
for consulting services	$11,500	$58,499
	=========	=========

Conversion of notes payable into common
stock offering	$-	$175,000
	=========	=========

Conversion of convertible notes payable
into common stock offering	$-	$1,025,000
	=========	=========

Conversion of shareholder advance into
common stock offering	$-	$100,000
	=========	=========

Issuance of common stock to settle
Accounts payable	$11,000	$14,247
	=========	=========

Issuance of notes payable for Alpha Laser	$449,600	$-
	=========	=========

Issuance of common stock for Alpha Laser	$40,000	$-
	=========	=========

Conversion of notes payable into preferred
stock offering	$1,000,000	$-
	=========	=========

The accompanying notes form an integral part of these unaudited condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1. The Company

      Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995, the Company changed its name to “Q MATRIX, Inc.” In January 2005, the Company changed its name to American TONERSERV CORP. (the “Company”). The Company is a leading marketer of compatible and original-equipment-manufactured toner cartridges. The Company is strategically building a nationwide organization to efficiently serve the printing needs of small- and medium- sized businesses by executing on key organic growth and acquisition initiatives designed to build sales distribution across the country. In the more than $6.0 billion recycled printer cartridge and printer services industry, the Company offers top-quality, environmentally friendly products and local service teams to its customers. The Company seeks to grow both organically and through strategic acquisitions. The Company is headquartered in Santa Rosa, California.

2. Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $1,874,843 and had negative cash flows from operations of $349,563 for the nine month period ended September 30, 2009 and had an accumulated deficit of $24,135,545 and a working capital deficit of $4,558,870 at September 30, 2009. Cash flows from operations are insufficient to sustain the current level of operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

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

     For the nine month period ended September 30, 2009, the Company raised $2,185,000 through the issuance of preferred shares; issuance of convertible notes; the exercise of previously outstanding warrants; and the exchange of previously outstanding convertible debt for equity. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

     Stock Based Compensation (continued):

Options granted under this Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 Plan was 15,000,000 at September 30, 2009.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight- line basis. Stock-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three and nine months periods ended September 30, 2009 and 2008 was $ 667,539 and $119,453, respectively, and $120,301 and $277,516, respectively. The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
	-----------------	-----------------

Dividend yield	None	None
Expected volatility	89.01%-100.25%	35.0%
Risk-free interest rate	0.46%-2.71%	2.52%-5.1%
Expected terms (years)	5.5-6.3	5.5-6.3

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

      Net Loss Per Share:

     Net loss per share has been calculated by increasing the net loss for the periods to include the effect of both preferred stock dividends declared and paid and using the weighted average number of shares outstanding during the period. Diluted loss per common share is computed similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options and warrants and conversion of convertible debt, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since there is a net loss in each period making the impact of outstanding options and warrants antidilutive.

     The following securities, which include options, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

	September 30,	September 30,
	2009	2008
	-----------	-----------

Potential equivalent shares excluded	70,687,286	45,677,529
	==========	==========

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

      Warrants and Detachable Warrants:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.20 was attached to the warrants which represents the fair value of common stock at September 30, 2009, a volatility index ranging from 89.01% to 100.25% and risk free interest rates ranging from 0.46% to 2.71% based on the estimated lives ranging from 1.50 to 4.75 years, based on a potential offering occurring in the third quarter of 2010.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

      Warrants and Detachable Warrants (continued):

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is not fixed, at September 30, 2009, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

      Segment:

     Based on the Company’s integration and management strategies, the Company operates in a single business segment. For the nine months ended September 30, 2009 and 2008, all material revenues have been derived from domestic operations.

4. Recently Adopted and Recently Issued Accounting Standards

    Adopted

     On January 1, 2009, the Company adopted accounting standards in accordance with Business Combinations, including that the purchase method be used for all business combinations and for an acquirer to be identified for each business combination. This standard defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control instead of the date that the consideration is transferred. This requires an acquirer in a business combination, including business combinations achieved in stages (step acquisition), to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. It also requires the recognition of assets acquired and liabilities assumed arising from certain contractual contingencies as of the acquisition date, measured at their acquisition- date fair values. Additionally, this standard requires acquisition-related costs to be expensed in the period in which the costs are incurred and the services are received instead of including such costs as part of the acquisition price. Accounting standards for Business Combinations is reflected in our consolidated financial statements and did not have a material effect on the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Recently Adopted and Recently Issued Accounting Standards (continued)

    Adopted (continued)

     Effective January 1, 2009, the Company adopted accounting standards for “Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies”. This standard applies to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently in accordance with the provisions of these accounting standards; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. This accounting standard is reflected in our consolidated financial statements and did not have a material effect on the consolidated financial statements.

     In April 2008, the Financial Accounting Standards Board (FASB) issued accounting standards for the “Determination of the Useful Life of Intangible Assets”. These standards amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under “Goodwill and Other Intangible Assets.” The intent of the position is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. The accounting standards are effective for fiscal years beginning after December 15, 2008. This accounting standard is effective for our fiscal year beginning January 1, 2009 and it did not have a material impact on our consolidated financial statements.

     In December 2007, the FASB issued accounting standards for "Noncontrolling Interests in Consolidated Financial Statements”. These standards establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. These standards also changes the way the consolidated statement of operations is presented. It requires consolidated net income or loss to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of operations, of the amounts of the consolidated net income or loss attributable to the parent and to the noncontrolling interest. These accounting standards were effective for the Company on January 1, 2009 and had no impact on our consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Recently Adopted and Recently Issued Accounting Standards (continued)

    Adopted (continued)

     In June 2008, the FASB ratified certain accounting standards as it relates to “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. These standards provide a two-step approach for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. These standards are effective for our fiscal year beginning January 1, 2009 and it did not have a material impact on our consolidated financial statements.

     On June 30, 2009, the Company adopted an accounting standard for Subsequent Events. This accounting standard established a general standard of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The adoption of this standard did not have a significant impact on the financial statements.

     On June 30, 2009, the Company adopted accounting standards for “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”. These standards provide additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of these accounting standards had no impact on the consolidated financial statements.

     On June 30, 2009, the Company adopted accounting standards relating to “Recognition and Presentation of Other-Than-Temporary Impairments”. These standards amend existing other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption had no impact on the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

4. Recently Adopted and Recently Issued Accounting Standards (continued)

    Adopted (continued)

     On September 30, 2009, the Company adopted FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

     On the effective date of FASB Statement No. 168, the Codification will supersede all then -existing non-SEC accounting and reporting standards. All other nongrandfathered non- SEC accounting literature not included in the Codification will become nonauthoritative. The adoption had no impact on the consolidated financial statements.

    Issued

     In June 2009, the FASB issued accounting standards related to amendments to certain FASB Interpretations. This accounting standard amends the FASB interpretation as it relates to the “Consolidation of Variable Interest Entities” to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This amendment becomes effective for the Company on January 1, 2010 and we do not anticipate that it will have a material impact on our consolidated financial statements upon adoption.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

5. Inventory

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method.

	September 30, 2009	December 31, 2008
	---------------	---------------
Finished Goods	$1,153,426	$709,960
Raw Materials	63,235	64,787
Inventory Reserve	(54,800)	-
	----------	--------
Total Inventory	$1,161,861	$774,747
	===========	=========

6. Shareholder Advances

     During the nine months ended September 30, 2009, the Company repaid $159,000 in advances previously made to the Company by a director. At September 30, 2009 accrued interest relating to these advances to the Company was $31,962.

7. Stock-based Compensation

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

8. Notes Payable

     On February 20, 2009, the Company amended its short term note obligations with iPrint Technologies, Inc. These notes were combined into one Modified Secured Promissory Note for $1,150,000 maturing on December 31, 2010. The balance at September 30, 2009 was $ 840,456 and is included in both current and long-term notes payable based on its maturity schedule.

     On June 2, 2009, the Company amended its note obligation to Brody Enterprises. The original note called for two remaining principal note payments of $200,000 due on January 2, 2009 and January 2, 2010. The Company paid $125,000 toward the payment that was due on January 4, 2009. The remaining principal balance will be amortized over the next 24 months and will mature in May 2011. The balance at September 30, 2009 was $245,808 and is included in both current and long -term notes payable based on its maturity schedule.

     During May 2009, the holder of $900,000 of convertible notes agreed to exchange such notes for 3,600,000 shares of the Company's Series D Convertible Preferred Stock.

     During June 2009, the holder of $100,000 of convertible notes agreed to exchange such notes for 400,000 shares of the Company's Series D Convertible Preferred Stock.

     On May 29, 2009, the Company borrowed $200,000 from MTS Partners, Inc. which matured on August 15, 2009. The total amount of interest on the note due at maturity was $15,000. This note was retired on August 14, 2009. MTS Partners, Inc. is owned by Chad Solter, a Director of the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

9. Acquisition

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

     The 7% promissory note, in the amount of $337,800, is payable in equal monthly installments over a 60 month period. The 5% promissory note (the "Contingent Note"), in the amount of $111,800 is payable in fifty-eight (58) monthly installments beginning in June 2009. The principal amount of the Contingent Note shall be increased or decreased on a quarterly basis by the amount which Adjusted EBITDA is above or below a targeted amount. The Contingent Note will also be reduced by the amounts paid as commissions under the independent sales agreement. The balance of these notes at September 30, 2009 was $425,787.

     The Asset Purchase Option Agreement also provides that three employees of MAE will be offered an opportunity to serve on the Company's Advisory Board and receive options to purchase an aggregate of 500,000 shares of the Company's common stock for serving on that board when certain performance criteria have been met. At September 30, 2009 these criteria had not been met.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10. Stockholder’s Equity

Common Stock Warrants

    Warrants outstanding as of September 30, 2009, are as follows:

		Exercise
	Amount	Price
	----------	-------
Warrants issued in Convertible
Debt Offerings – 2004 to 2007	2,234,375	$0.15
Warrants issued in Debt
Offering – 2007	655,000	0.30
Warrants issued in iPrint Debt
Offering – 2008 & 2009	2,456,250	0.30
Warrants issued in Debt
Offerings - 2008	373,750	0.35
Warrants issued in Debt
Offerings - 2008	400,000	0.30
Warrants issued to iPrint
Technologies, Inc.	200,000	0.30
	----------
Warrants classified as liabilities
at September 30, 2009	6,319,375

Warrants issued in Common Stock
Offerings in 2007 and 2008	18,417,419	0.30
Warrants issued to Dinosaur Securities	750,000	0.30
Warrants issued in Equity
Offerings - 2008	541,667	0.30
Warrants issued to iPrint offering
Guarantors – 2008 & 2009	2,456,250	0.30
Warrants issued to SBLC Guarantors	5,000,000	0.15
Warrants issued to IRG	450,000	0.25
	----------
Warrants classified as equity
at September 30, 2009	27,615,336
	----------
Total warrants at September 30, 2009	33,934,711
	==========

Preferred Stock

     During the three and nine months ended September 30, 2009, the Company issued 2,100,000 and 6,800,000 shares, respectively, of Series D Preferred Stock (Series D Shares) to thirteen accredited investors in a private offering for $1,700,000. Included in this amount were convertible notes totaling $1,000,000 which were exchanged into the offering. In April 2009, one of the investors became a director of the Company.

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

     On July 30, 2009 the Board of Directors declared a regular preferred stock dividend for the Series D Shares of $.005 per share to the Series D shareholders of record on June 15, 2009. The aggregate amount of the dividend was $15,355, of which $4,022 was paid in cash. One of the shareholders agreed to use his dividend of $11,000 to exercise warrants to purchase 110,000 shares of the Company's common stock in lieu of receiving cash.

     On September 15, 2009 the Board of Directors declared a regular preferred stock dividend for the Series D Shares of $. 005 per share payable to the Series D shareholders of record on September 15, 2009. This dividend of $25,411 was accrued at September 30, 2009. These dividends were paid in full as of November 16, 2009.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

10. Stockholder’s Equity (continued)

Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2009 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
	-------------	----------	---------	-------------

Outstanding at January 1, 2009	16,046,783	$0.23	8.52	$1,286,650
Granted	4,375,000	0.13	-	-
Exercised	-	-	-	-
Forfeited/Expired	(1,354,883)	0.41	-	-
	---------	----	----	----------
Outstanding at
September 30, 2009	19,066,900	$0.19	8.20	$643,500
	==========	=====	====	==========

Exercisable at
September 30, 2009	9,839,210	$0.21	7.60	$259,739
	==========	=====	====	==========

     During the three months ended September 30, 2009, there were 1,725,000 options granted.

     As of September 30, 2009, there was approximately $871,341 of total unrecognized compensation cost related to non -vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.36 years, of which $108,170 is recorded as deferred compensation. During the three and nine months periods ended September 30, 2009, a total of 1,110,736 and 3,777,673 options, respectively, vested with a total fair value of $116,692 and 417,636, respectively. No options were exercised during the three and nine month periods ended September 30, 2009.

11. Credit Arrangements

     The Company has available a $2,500,000 revolving line of credit secured by all of the assets of the Company. The availability of the line is based on eligible accounts receivables. The interest rate on the outstanding balance was eight and one-half percent per annum as of September 30, 2009. This line matures in April, 2011.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

11. Credit Arrangements (continued)

     The Company currently has two facilities in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. The amount available for SBLC's is $ 1,200,000. These lines are guaranteed by certain officers and directors of the Company. Draws on the letter of credit bear interest at 7.5% (5 percent over the prime rate) and are due and payable on December 31, 2009. At September 30, 2009, there was $1,200,000 in outstanding SBLC’s with certain vendors and there were no draws against these.

12. Commitments and Contingencies

     From time to time the Company may be subject to claims arising in the ordinary course of business, primarily vendor disputes. Management believes such claims will not have a material effect on the Company's financial position.

13. Subsequent Events

     Convertible notes issued in 2008 totaling $2,040,260 in connection with the acquisition of iPrint were interest only for the first twelve months, with an option to convert the notes into shares of common stock within the first twelve months, with principal and interest paid over the next twenty four months. In October 2009, the Company and the note holder verbally agreed to an extension of the maturity relating to these notes by extending the period of interest only payments an additional twelve months and giving the note holder an additional twelve months to exercise the conversion feature. As of November 16, 2009, the Company and the note holder have executed written documents to amend the terms of notes totaling $1,194,045. The Company is still in the process of securing the necessary documentation to amend the terms of the remaining $846,215 of notes.

     If all the notes were extended by one year the effect on the balance sheet would be a decrease in current portion of long term debt of approximately $917,000 and a corresponding increase in long term debt.

     The Company evaluated subsequent events through November 16, 2009, the date the consolidated financial statements were issued, and determined that there are no additional material events which have occurred after the balance sheet date that would be deemed significant or require recognition or additional disclosure.

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

Three Months Ended September 30, 2009 and 2008

     Revenue. Revenue for the three months ended September 30, 2009 ("Q3 2009") was $7,760,601 as compared to $2,653,858 for the three month period ended September 30, 2008 ("Q3 2008"). The increase in revenue in Q3 2009 was primarily due to the acquisition of iPrint Technologies, LLC, (“iPrint”) which occurred on October 31, 2008. Revenues from the sale of toner cartridges increased by $4,541,759 for three months ended September 30, 2009 compared to the same period in 2008 due to the revenue associated with the acquisition of iPrint. Revenues from service increased by $ 564,984 for the three months ended September 30, 2009 compared to the same period in 2008 primarily due to additional service contracts that were won in 2009.

Three Months Ended September 30, 2009 and 2008 (continued)

     Gross Profit. Gross profit for Q3 2009 increased to $2,000,083 from $1,078,174 in Q3 2008. The gross profit margin in Q3 2009 was 25.8% compared to a gross profit margin for Q3 2008 of 40.6% . The Company's gross margins decreased compared to Q3 2008 due to the lower margins associated with sales to customers acquired from iPrint which have a high concentration of OEM cartridge sales which have lower margins than remanufactured cartridges.

     Salaries and Wages. Salaries and wages expenses were $ 808,314 for Q3 2009 compared to $717,517 in Q3 2008. The Q3 2009 increase was due to the increase in employees due to the iPrint acquisition offset by a reduction in headcount at corporate headquarters.

     Professional Fees and Services. Professional fees and services expenses were $222,734 in Q3 2009 compared to $217,143 in Q3 2008. These fees remained relatively the same during each of the quarters.

     Sales and Marketing. Sales and marketing expenses were $611,972 for Q3 2009 compared to $ 237,333 in Q3 2008. The increase in Q3 2009 was primarily due to the additional sales personnel hired through the acquisition of iPrint, increased commissions paid out due to higher revenues and an increase in Independent Sales Partners (ISP’s) in 2009 from 2008. The iPrint acquisition brought on seventeen ISP’s and since then, the Company has increased that amount to forty ISP’s through an aggressive recruiting strategy.

     General and Administrative. General and administrative expenses were $490,420 in Q3 2009 as compared to $ 460,065 in Q3 2008. General and Administrative expenses increased due to the overhead associated with the operations of iPrint.

     Amortization Expense. Amortization expense was $181,616 in Q3 2009 as compared to $155,224 in Q3 2008. The increase was due to the acquisition of assets from iPrint in October 2008 of $58,101 offset by a reduction in amortization from the Tonertype customer list of $37,564 as a result of a purchase price adjustment in December 2008.

     Other (Expense) Income. During the three month period ended September 30, 2009, there was an increase of $145,965 in interest expense as compared to three month period ended September 30, 2008 as a result of the issuance of notes in connection with the iPrint acquisition in 2008 and the issuance of notes in a private offering. There was an increase in income related to the change in fair value of warrant liabilities of $41,739 for Q3 2009 versus Q3 2008. The Company did not recognize a gain or loss in Q3 2009 on the fair value of convertible debt which compared to an expense of $31,250 during Q3 2008.

     Net Loss from operations. The net loss from operations for the three months ended September 30, 2009 was $314,973 compared to a net loss of $ 709,108 for the three months ended September 30, 2008. The decrease in the net loss of $394,135 for Q3 2009 was primarily related to the effect of the iPrint acquisition.

     Net Loss. The net loss for the three months ended September 30, 2009 was $1,028,777 compared to a net loss of $956,080 for the three months ended September 30, 2009. The increase in the net loss over the prior year

Three Months Ended September 30, 2009 and 2008 (continued)

     was primarily related to an increase in the change in fair value of warrant liabilities of approximately $291,000 and interest expense of $146,000 offset by the decrease in net loss from operations discussed above.

     Net Loss per Share. The net loss per share in Q3 2009 was $0.014 compared to a net loss of $ 0.015 in Q3 2008. The decrease in the net loss per share was primarily due to the acquisition of iPrint and an increased number of shares of common stock outstanding which occurred during the last six months of 2008 and in 2009.

     EBITDA. Earnings before interest, taxes, depreciation and amortization ("EBITDA") for Q3 2009 was a negative $473,271 compared to a negative EBITDA of $584,006 for Q3 2008. The $110,735 improvement in EBITDA was primarily the result of the iPrint acquisition.

     Adjusted EBITDA. Adjusted EBITDA, which represents net income before interest, taxes, depreciation, amortization and other non-cash related expenditures, for Q3 2009 was $61,200 compared to a negative Adjusted EBITDA of $401,400 for Q3 2008. This improvement of $462,600 was primarily the result of the iPrint acquisition

Nine Months Ended September 30, 2009 and 2008

     Revenue. Revenue for the nine months ended September 30, 2009 ("YTD 2009") was $21,493,092 as compared to $8,106,084 for the nine month period ended September 30, 2008 ("YTD 2008"). The increase in revenue in YTD 2009 was primarily due to the acquisition of iPrint Technologies, LLC, (“iPrint”) which occurred on October 31, 2008. Revenues from the sale of toner cartridges increased by $11,720,414 for the nine months ended September 30, 2009 compared to the same period in 2008 due to the revenue associated with the acquisition of iPrint. Revenues from service increased by $1,666,594 for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to additional service contracts that were won in 2009.

     Gross Profit. Gross profit for YTD 2009 increased to $6,215,305 from $3,036,228 in YTD 2008. The gross profit margin in YTD 2009 was 28.9% compared to a gross profit margin for YTD 2008 of 37.5%. The Company's gross margins decreased due to the lower margins associated with sales to customers acquired from iPrint which have a high concentration of OEM cartridge sales.

     Salaries and Wages. Salaries and wages expenses were $ 2,557,927 for YTD 2009 compared to $ 2,074,177 in YTD 2008. The increase was due to the additional wages resulting from the iPrint acquisition of $424,959 and $113,884 in bonuses paid out to certain operations managers.

     Professional Fees and Services. Professional fees and services expenses were $1,006,043 in YTD 2009 compared to $948,270 in YTD 2008. This increase was primarily due to compensation of $365,576 for the issuance of warrants in exchange for personal guarantees by certain directors of the Company in 2009 offset by a reduction in stock related compensation of $265,311 paid to the Company’s former investment banker in 2008.

Nine Months Ended September 30, 2009 and 2008 (continued)

     Sales and Marketing. Sales and marketing expenses were $1,712,472 for YTD 2009 compared to $ 717,540 in YTD 2008. The increase was primarily due to the additional sales personnel hired through the acquisition of iPrint, increased commissions paid out due to higher revenues and an increase in Independent Sales Partners (ISP’s) to forty in 2009 from three in 2008.

     General and Administrative. General and administrative expenses were $1,477,950 in YTD 2009 as compared to $1,202,576 in YTD 2008. General and Administrative expenses increased due to the overhead associated with the operations of iPrint.

     Amortization Expense. Amortization expense was $535,107 in YTD 2009 as compared to $461,430 in YTD 2008. The increase was due to the acquisition of intangible assets from iPrint in October 2008 of $172,053 which was partially offset by a reduction in amortization from the Tonertype customer list purchase price adjustment of $111,354 in December 2008.

     Other (Expense) Income. During the nine month period ended September 30, 2009, there was an increase of $506,675 in interest expense as compared to nine month period ended September 30, 2008, as a result of the restructuring of the Brody Enterprises note, the issuance of notes in connection with the iPrint acquisition in 2008 and the issuance of notes in a private offering. There was an increase in income related to the change in fair value of warrant liabilities of $409,056 for YTD 2009 versus YTD 2008 due to the decrease in the Company’s stock price that is used to value the warrants.

     Net Loss from operations. The net loss from operations for the nine months ended September 30, 2009, was $1,074,194 compared to a net loss of $2,367,765 for the nine months ended September 30, 2008. The decrease in the net loss of $1,293,571 for YTD 2009 was primarily related to the effect of the iPrint acquisition.

     Net Loss. The net loss for the nine months ended September 30, 2009, was $1,874,843 compared to a net loss of $3,408,006 for the nine months ended September 30, 2008. The decrease in the net loss over the prior year was primarily related to the increased gross profit from the acquisition of iPrint along with the implementation of cost cutting measures and improved operational efficiencies. The reduction in the net loss has reduced the amount of outside capital that the Company needs to raise to support its operations and existing debt service.

     Net Loss per Share. The net loss per share for YTD 2009 was less than $0.02 compared to a net loss of $0.05 for YTD 2008. The decrease in the net loss per share was primarily due to the acquisition of iPrint and an increased number of shares of common stock outstanding which occurred during the last six months of 2008.

     EBITDA. EBITDA for YTD 2009 was negative $81,350 compared to a negative EBITDA of $2,232,399 for YTD 2008. The $2,313,749 improvement in EBITDA was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies. An increase in other income related to the change in fair value of warrant liabilities of $159,806 and a $581,250 positive change in the fair value of convertible debt for YTD 2009 versus YTD 2008 also impacted this number positively.

Nine Months Ended September 30, 2009 and 2008 (continued)

     Adjusted EBITDA. Adjusted EBITDA for YTD 2009 was $345,616 compared to a negative Adjusted EBITDA of $1,158,902 for YTD 2008. This increase of $1,504,518 was primarily the result of the iPrint acquisition, the implementation of cost cutting measures and improved operational efficiencies.

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

Non-GAAP Measures (continued):

     Because of these limitations, EBITDA and Adjusted EBITDA should not be considered as measures of discretionary cash available to us to invest in business growth or to reduce our indebtedness. We compensate for these limitations by relying primarily on our GAAP results and using EBITDA only as supplements.

     We have presented EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2009 and 2008 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt and other one-time expenditures. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2009 and 2008.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	--------------	--------------	-------------	-------------
Cash flows from
operating activities	$(82,672)	$(381,163)	$(349,563)	$(1,707,266)
Changes in operating
assets and liabilities	(119,770)	(154,137)	(102,939)	150,813
Non-cash (expenses) income,
including depreciation and
amortization	(826,335)	(420,781)	(1,422,341)	(1,851,553)
Interest expense, net	325,928	179,963	1,119,347	612,672
	---------	----------	----------	----------
EBIT	(702,849)	(776,118)	(755,496)	(2,795,334)
Depreciation and
amortization	229,578	192,112	674,146	562,935
	---------	----------	----------	----------
EBITDA	(473,271)	(584,006)	(81,350)	(2,232,399)
Interest expense	(325,928)	(179,963)	(1,119,347)	(612,672)
Depreciation and
amortization	(229,578)	(192,112)	(674,146)	(562,935)
	----------	----------	----------	----------
Net loss	$(1,028,777)	$(956,081)	$(1,874,843)	$(3,408,006)
	===========	===========	===========	===========

Non-GAAP Measures (continued):

The following is a reconciliation of net loss to EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	-------------	--------------	--------------	--------------
Net loss	$(1,028,777)	$(956,081)	$(1,874,843)	$(3,408,006)
Interest expense, net	325,928	179,963	1,119,347	612,672
	-----------	-----------	-----------	-----------
EBIT	(702,849)	(776,118)	(755,496)	(2,795,334)
Depreciation and
amortization	229,578	192,112	674,146	562,935
	-----------	-----------	-----------	-----------
EBITDA	$(473,271)	$(584,006)	$(81,350)	$(2,232,399)
	===========	===========	===========	===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	--------------	-------------	-------------	-------------
EBITDA	$(473,271)	$(584,006)	$(81,350)	$(2,232,399)
Stock related
compensation	120,301	119,453	667,539	613,362

Fair value of
conversion feature
of convertible debt	-	(31,250)	(250,000)	331,250
Fair value of warrant
liabilities	389,248	98,259	(63,421)	96,385
Bad debt allowance
for new entities	2,500	(3,856)	5,000	32,500
Other costs	22,422	-	67,848	-
----------		---------	---------	---------
ADJUSTED EBITDA	$61,200	$(401,400)	$345,616	$(1,158,902)
==========		==========	==========	==========

Liquidity and Capital Resources

     At September 30, 2009, the Company had a working capital deficit of $4,558,870 including cash and equivalent balances of $ 62,866 compared to a working capital deficit of $4,973,437 at December 31, 2008. This deficit was primarily related to short term note obligations which will be due over the course of the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies; however, there can be no assurances that it will be successful.

Liquidity and Capital Resources (continued)

     Accounts receivable increased from $2,753,445 at December 31, 2008 to $3,668,519 at September 30, 2009. The increase was primarily due to increased revenues associated with the hiring of additional Independent Sales Partners (ISP’s) and organic growth.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $3,030,599 at December 31, 2008 to $4,373,529 at September 30, 2009. The increase was primarily due to the Company obtaining longer payment terms from key suppliers and due to the revenue growth of the Company.

     The Company entered into no derivative financial instrument arrangements for the nine months ended September 30, 2009.

     During the first nine months of 2009, the Company raised $1,185,000 through private offerings and warrant exercises. The Company also issued shares of Series D Convertible Preferred Stock in exchange for $1,000,000 of convertible notes in a private offering.

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

     During the nine months ended September 30, 2009, the Company used $349,563 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations. The Company anticipates that it will begin to generate sufficient cash from existing operations to meet its capital requirements during the next twelve months; however, there are no assurances that the Company will be able to sustain its current revenue growth. Management believes it will be successful in financing its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the nine months ended September 30, 2009, the Company received $461,505 in cash from financing activities. These cash flows were primarily from $700,000 for the issuance of preferred stock, $135,000 from warrants exercised, $21,275,968 from draws on a revolving line of credit offset by $20,930,993 in payments on the revolving line of credit and $1,025,990 in payments relating to notes payable.

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

Business Outlook, Risks and Uncertainties (continued)

      Sufficiency of Working Capital

     As of September 30, 2009, the Company had a net working capital deficit of $4,558,870. This deficit was primarily related to short term note obligations which are due over the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company is also continuing to raise capital through equity offerings to pay off a portion of this debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies. The Company has inadequate financial resources to sustain its business activities as they currently are. Management believes that the Company can achieve positive cash flow through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. We have already begun implementing parts of our organic growth plan and cost reductions; however, we do not know the overall impact that these efforts may have on the Company's business. The Company is currently spending approximating $50,000 more cash per month than is being generated from operations due to debt service payments.

     During the nine months ended September 30, 2009, the Company raised $2,185,000 in proceeds from private offerings. The Company estimates that it will need to raise an additional $1,000,000 during the next 12 months to meet its minimum working capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing or renegotiating terms or converting a portion of its short term obligations into equity.

     In April 2008, the Company entered into a line of credit with a financial institution, which is secured by all of the assets of the Company. The amount of the line of credit is $2,000,000. The availability of the line is determined by eligible accounts receivables. On April 23, 2009, this line was increased to $2,500,000 and extended through April 23, 2011. The current interest rate on the outstanding balance is nine percent per annum. The balance due was $1,691,697 at September 30, 2009. The approximate availability under the line was $110,000 at September 30, 2009. As of November 16, 2009, the availability under the line was approximately $120,000.

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

(b) Changes in Internal Control over Financial Reporting.

     There have been no changes in the Company's internal control over financial reporting for nine months ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Form 10-K for the year ended December 31, 2008.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended September 30, 2009 that have not been disclosed in reports on Form 8-K and 10-Q, except as set forth below.

     During August 2009, the Company agreed to reduce the exercise price of certain warrants held by an accredited investor from $ 0.30 per share to $0.10 per share, and the accredited investor used a dividend payable to him on Series D Convertible Preferred Stock he holds of $11,000 to exercise warrants to purchase 110,000 shares at the reduced exercise price.

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

     During the quarter ended September 30, 2009, the Company issued 2,100,000 shares of Series D Convertible Preferred Stock in a private offering at an offering price of $0.25 per share to eight accredited investors.

     In connection with the sale of the shares of Series D Convertible Preferred Stock, the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act"), and Rule 506 under the Act. The securities were sold to persons who the Company reasonably believes are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A Form D was filed with the SEC in connection with the offering. A restrictive legend was placed on the certificates representing the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS.

Exhibit No.	Description
------------	-----------

3.1	Certificate of Designations, Preferences and Rights
of Series D Convertible Preferred Stock. Incorporated by
reference from Exhibit 3.1 to the Company’s Form 8-K filed
July 22, 2009.

10.1	Secured Promissory Note to MTS Partners, Inc. dated May 29, 2009
Filed herewith electronically.

31.1	Certification of Chief Executive Officer pursuant to Rule
13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

31.2	Certification of Principal Financial Officer pursuant to Rule
13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes-
Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Principal Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TONERSERV CORP.

Date:	November 16, 2009	By:	/s/ Chuck Mache
Chuck Mache
Chief Executive Officer

		By:	/s/ Ryan Vice
Ryan Vice
Chief Financial Officer