Form 10-K
period 2009-12-31
AMERICAN TONERSERV CORP.
filed 2010-04-12
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the Fiscal Year ended: December 31, 2009
OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission File No. 333-120688

AMERICAN TONERSERV CORP.
----------------------------------------------
(Name of registrant as specified in its charter)

Delaware	33-0686105
-------------------------------	----------------------
(State or Other Jurisdiction of	(I. R. S. Employer Identi-
Incorporation or Organization)	fication No. )

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                              Accelerated filer [ ]
Non-accelerated filer [ ]                                Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant was approximately $7,790,272, based on the closing price of the Common Stock on the OTC Bulletin Board of $ 0.15 per share.

As of March 30, 2010, 83,625,996 shares of the registrant's common stock were outstanding.

Documents incorporated by reference: None.

PART I

ITEM 1. BUSINESS.

Available Information

     We file annual, quarterly and current reports with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's public reference room at 100 F Street, NW, Washington, DC 20549. Please call the SEC at 1- 800-SEC-0330 for information on the public reference room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers file electronically with the SEC. The SEC's internet site is www.sec.gov.

     Our internet address is www.americantonerserv.com. You can access our Investor Relations webpage through our internet site, www.americantonerserv.com, by clicking on the "Investor Relations" link at the top of the page. We make available free of charge, through our Investor Relations webpage, our proxy statements, Annual Reports on Form 10-KSB or 10 -K, Quarterly Reports on Form 10-QSB or 10-Q, Current Reports on Form 8- K and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our website address does not constitute incorporation by reference of the information contained in the website and should not be considered part of this document. You can request a printed copy of these documents, excluding exhibits, at no cost, by contacting Investor Relations at 800-736-3515, 420 Aviation Blvd. , Suite 103, Santa Rosa, CA 95403, Attention: Ryan Vice, Chief Financial Officer.

OVERVIEW

     American TonerServ Corp. (the "Company," "ATS," "we," or "us") is a leading marketer of compatible and original- equipment -manufactured toner cartridges for use in printers, copiers and fax machines. We also market inkjet cartridges, but these products represent only about 5% of our sales. The Company is building a nationwide organization to serve the printing, duplicating and faxing needs of small- and medium -sized businesses through organic growth initiatives designed to build sales distribution across the country. The Company offers high-quality, environmentally friendly products and local service teams to its customers.

     We intend to leverage nationwide buying power of recycled "compatible" toner cartridges from re -manufacturers through volume discounts. We also remanufacture compatible cartridges in our own facilities. We collect spent toner cartridges and recycle them by delivering them to re-manufacturers or our own facilities. Additionally, upon request, we provide our customers Original Equipment Manufactured ("OEM") cartridge products.

We plan to grow primarily through acquisitions of businesses and customer lists of compatible toner cartridge distributors and by hiring independent sales representatives in the largest 30 metropolitan areas of the United States. Additionally, we expect to achieve organic growth of at least 10% per year by being a sales driven organization. Our in-house Mergers and Acquisitions Team seeks to acquire businesses that meet our acquisition criteria. Our in-house Integration Team supports the management and personnel of acquired companies to become integrated into American TonerServ, including adapting their processes, systems and culture to match our own. We provide acquired companies with corporate buying power, improved logistics, and management and systems support intended to improve operational profitability. Due to the recent difficulties in the capital and financial markets, it may be difficult to raise additional capital to meet our debt service obligations and complete additional acquisitions. If management is unable to attract affordable capital to fund acquisitions of businesses and customer lists, management intends to concentrate primarily on organic sales growth, which will slow our growth and have an adverse impact on our ability to meet our business plan objectives.

     We have a scalable web-based platform for order taking, fulfillment, billing, collections, payments and customer service to bring efficiencies to the marketplace. We have established a nationwide independent service network to provide service on printers, copiers and fax machines outside of our local service areas. This independent service network is known as our Preferred Provider Network, and we have been servicing printers, copiers, fax machines and other office equipment through this Network for over ten years. We have established a network of office equipment service and supply dealers through which we provide customers with time and material programs or full service maintenance on their printers, copiers and fax machines. Additionally, we have a relationship with several third party vendors to provide our customers with a print management program. The print management program allows the customer to pay for their printers, copiers and fax machines on a cost per page basis, which we believe is a competitive advantage for ATS and for our customers.

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

     After our incorporation in 1995, we merged with Critical Systems Management, Inc. (CSMI) in December 1995. CSMI was in the business of repairing and maintaining office equipment. After the merger, we commenced operating in the office equipment and repair business in Phoenix, Arizona. We began by offering agreements to small- and mid- sized businesses to provide service for their office equipment for specific periods of time.

     On August 12, 2005, we became a reporting company under the federal securities laws. On February 14, 2006 our common stock was accepted for quotation on the OTC Bulletin Board. Our trading symbol is currently "ASVP. "

     On July 5, 2006, the Company acquired the customer list of Computech Printer Solutions, Inc ("Computech"). Computech has been engaged in the distribution of remanufactured laser toner cartridges, primarily to business customers. The Company is using the customer list to solicit sales of remanufactured toner cartridges to increase the company's sales of such products.

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

     On March 3, 2008, the Company established NC TonerServ, LLC, a wholly-owned subsidiary of ATS, in Morrisville, North Carolina.

     On October 31, 2008 the Company purchased certain assets of iPrint Technologies, Inc. (“iPrint"}. iPrint has been engaged in the business of print management, printing supplies and repair service since 2005. iPrint’s business model is consistent with the Company's stated acquisition targets.

     In October and November 2008, certain Company officers and directors raised approximately $2.0 million in a privately placed convertible note offering. These funds were primarily used for the $1.5 million down payment for the acquisition of iPrint. These notes are currently being paid interest only through October 2010, at which time they will become fully amortizable over the next twenty-four months.

     On April 8, 2009, the Company entered into an Independent Sales Partner Agreement and an Asset Purchase Option Agreement that would give the Company an option to acquire certain assets and assume certain liabilities of Mid-America Environmental, LLC ("MAE"), doing business as Alpha Laser Services and Alpha Imaging Solutions of Evansville, Indiana. MAE provides printer, copier and fax machine supplies, equipment and service to the greater Evansville area.

     The Independent Sales Partner Agreement is for a term of five years, and provides, among other things, that the Company will pay MAE a monthly commission at the rate of 40% of the Adjusted EBITDA (as defined in the Asset Purchase Option Agreement) of MAE.

     The Asset Purchase Option Agreement provides that the Company will have the option to purchase certain assets, and assume certain liabilities, of MAE during a period of five years. The Company paid MAE $495,000 for this option, of which $445,000 was paid in the form of two promissory notes, and the remaining $50,000 was paid in the form of 200,000 Common Shares. In the event that the Company exercises its option to purchase the covered assets and assume the covered liabilities of MAE, the consideration for the assets will be the amount paid for the option, subject to certain adjustments. The long-term note’s principal balance is $337,800 at December 31, 2009. This note is fully amortized over sixty months at $6,698 per month. The Company is current in its obligations to MAE. The operations since April 15, 2009 have been included in the Company’s consolidated financial statements.

     On November 30, 2009, irrevocable letters of credit totaling $795,000 were provided for the Company's benefit by an individual who received 4,000,000 warrants with an exercise price of $0.18 per share for a term of five years. These irrevocable letters of credit will expire on April 1, 2010.

     On December 17, 2009, the Company entered into a Master Modification Agreement with MTS Partners, Inc. which modified the terms of the asset purchase agreement; outstanding promissory notes; the security agreement and certain other related documents. On March 30, 2010, the Company entered into another Master Modification Agreement which substantially changed the terms of the notes and other documents and also provided for the issuance of warrants to MTS Partners, Inc. The terms of that transaction are discussed in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Subsequent Events" of this Report.

BUSINESS

     We purchase re-manufactured toner and inkjet cartridges from a number of selected re-manufacturers and re-manufacture some cartridges in our own facilities. The products cover a wide base of laser and inkjet printers, copiers and fax machines including all major makes and models, both monochrome and color. Historically, re-manufacturers have provided us with base pricing that is at or below current distributor pricing. Upon placing an order with the re-manufacturer, the product is either dropped shipped to the end user or sent to an ATS warehouse. This enables us to minimize the need for inventory warehousing. Products are private labeled and packaged per our instructions. We do not rely on any one or a selected number of re-manufacturers nor do we currently have any long-term contractual arrangements with these re-manufacturers. Management believes that there are a significant number of companies that can provide high quality laser toner compatible products at competitive prices and that our operations would not be materially adversely impacted by the loss of any one supplier or suppliers.

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

Print Management - Our print management program allows us to track the actual usage on our customer’s network printers and copiers by using specialized software. This program allows us to provide customers with a cost per printed page program covering supplies and repairs for their printers, copiers and fax machines. We can remotely manage network printers and copiers from our regional office to provide a quicker and more efficient response.

Preferred Provider Network - Our nationwide Preferred Provider Network includes partnerships with companies that provide guaranteed response times, quality service and depth of expertise. We believe that the ability to service and support customers on a nationwide basis for all makes and models of printers, copiers and fax machines on a cost effective basis sets us apart from our competitors. We generally employ our own service technicians in our hub cities and outsource elsewhere. There are no formal written agreements between American TonerServ and the Preferred Service Providers (“PSPs”). There is a mutual understanding as to service levels, response times and costs to be billed to us by our Preferred Provider Network.

Corporate Strategy

     Key components of our business strategy are: (1) maintenance of high product quality through establishment and use of defined standards for the re-manufacturer suppliers; (2) maintenance of competitive product pricing in both the OEM and compatible segments; (3) differentiating our toner product from the competitors by offering the innovative solution of combining service and toner; (4) maintaining our distinctive competitive edge by offering both office equipment supplies and service nationally by utilizing and expanding our existing Preferred Provider Network of service providers; and (5) implementing organic growth strategies to access and increase revenue through existing distribution channels.

     Management is working to position American TonerServ to become a significant nationwide re-manufactured toner cartridge distribution company based on the following characteristics of our business:

  Quality of Cartridges - Our products are lab-tested and guaranteed to be 100% compatible with the machine for which they were engineered. ATS has selectively partnered with the top compatible cartridge manufacturers in the world. Our compatible toner cartridges are made in factories certified under the International Organization for Standardization ("ISO") 9001-2000, ISO 14001, and International Safe Transit Association (“ISTA”) 2 Quality Systems.

  Volume Discounts on Cartridges - We have established strategic relationships with several large toner re-manufacturing companies that allow us to acquire toner cartridges at very competitive pricing. Due to volume discounts, our cost to acquire re-manufactured cartridges is often less than the cost for the small independent companies to produce or acquire them. ATS volume discounts help to improve the gross margin on the businesses that we acquire. Additionally, ATS has acquired businesses that manufacture their own compatible cartridges. However, the majority of our compatible cartridges are acquired from our strategic vendors.
  American TonerServ packages service offerings with competitively priced toner cartridges with the intention of maximizing revenue by providing a combination of products and services that many of our competitors cannot.

  Centralized Processing - We have developed a web-based, centralized process that enables us to cost effectively process toner and service orders on a scalable basis. We handle order taking, fulfillment, billing, collections, payments and customer service calls from our National Service Center. We track all product and service orders to assure timely fulfillment.

  Preferred Provider Network - Many of the small local and regional toner cartridge companies serving business customers today are limited in their ability to service their customers outside of their geographic marketplace. American TonerServ currently offers national service capabilities through a proprietary database of service providers on all makes and models of office equipment. The Company is not currently using a vast majority of these service providers, but management believes working relationships can be reactivated as demand increases. This capability should allow significant incremental sales opportunities to existing customers with multiple locations requiring service. Management believes that our ability to provide to our customers access to our nationwide service will be an attractive strategic benefit to small local and regional toner cartridge companies that we target for acquisition. Our service offerings will afford the opportunity to generate additional revenues per existing client and offset marketing costs.
  Additional benefits include the ability to open up new markets for toner cartridge sales to larger, multi-site customers who require service as a condition for buying toner cartridges.

  Other Service Offerings - We also provide service on a time and materials basis and service agreements on all makes and models of printers, copiers and fax machines.

ACQUISITION STRATEGY

     Management believes that the compatible toner cartridge market is mature and prime for consolidation and integration. As such, the Company has made six acquisitions to reach an annualized revenue rate of $24,000,000. The last acquisition was made in the fourth quarter of 2008. While the Company is primarily focused on executing key organic growth initiatives, management believes that as the market continues to mature, a number of re-manufacturers and distributors will be pressured to expand their revenue and enhance profitability, leading some to consider partnering with or selling to a larger national brand. American TonerServ will offer its service capabilities, national network and service and maintenance expertise to attract partners seeking to transition their businesses.

     We are primarily targeting businesses that have $ 2.0 to $20.0 million in annual sales where the present owners would like to remain with the business and grow it after our acquisition. These businesses must be currently marketing compatible toner and ink cartridges primarily to businesses. If we locate businesses fitting our targeted profiles in the top 30 major metropolitan markets in United States, we will pursue them, although we can give no assurance that we will succeed in acquiring any business that we pursue.

Challenges For Independent Toner Companies - As the market continues to develop and mature, management believes that it is becoming increasingly difficult for smaller remanufacturers to maintain profitable operations. These companies are challenged to provide all of the makes and models necessary to supply the current broad printer, copier and fax machine base. Smaller re-manufacturers have also faced significant problems with increasing cartridge design complexity. As a result, management believes that many smaller re-manufacturers are unable or unwilling to continue to invest the capital and research necessary to maintain production levels and stay current with technology changes.

Providing an Exit Strategy - Our strategic market evaluation indicated that a number of the distributors have reached "burn out" as small, privately owned, independent distributors and would entertain a strategic business partnership or sale to a strategic buyer. Management believes that it can provide tangible benefits to these business owners and an eventual exit strategy that will be financially attractive to them. Being able to provide a gradual exit strategy through an acquisition and utilizing the Company's national service network and back office capabilities would provide tangible strategic benefit to the selling shareholders of these companies. Furthermore, as long as we remain a public company, we are able to offer a potentially attractive tax-free transaction based on the delivery of our Common Shares as consideration for the acquisition.

Profile of a Typical Distributor/Re- Manufacturer Candidate - Since 2006, the Company has focused on target acquisition candidates with annual revenue in the range of $250,000 to $1.5 million. In 2007, the Company focused on target acquisition candidates with annual revenue in the range of $3.0 to $5.0 million. Going forward, we plan to target candidates in the $2.0 to $ 20.0 million annual revenue range. Our research indicates that these companies generally produce operating income on the range of 15% to 20% of revenue, typically have been in business for up to 10 years and have fewer than 50 employees, generally provide service on a local or regional basis, and have a national account base but are unable to provide service to their customers nationally. We believe that many of these companies are looking for an exit strategy that will permit their businesses to be valued for the highest use by a strategic partner that appreciates the synergistic benefits of a combination of businesses.

Expected Profile of a Typical Distributor/Re- Manufacturer After Acquisition - After we acquire a distributor or re -manufacturer, we believe that the acquired entity would phase out of the re-manufacturing process as a result of our buying power. When possible, the products are drop shipped directly from our re-manufacturers to the end- users to permit for low inventory expenses and elimination of delivery issues. Service is available to their national and regional accounts to provide incremental revenue growth. The product quality is usually improved by acquiring products from re-manufacturers with whom ATS has established relationships and standards. We believe that acquired companies will see significant economies of scale by turning over the administration and accounting functions to our corporate operation. The end result is expected to be an opportunity for the prior owner/team to concentrate primarily on selling and customer relations. The benefits associated with this consolidation are expected to produce an increase in the profitability of the acquired entity.

The Market for Toner and Inkjet Cartridges

     Based on a review of available market research, management estimates that the North American market size for toner and inkjet cartridges is more than $21.0 billion and that more than 12 million desktop laser printers, copiers and fax machines were shipped in 2005. Industry estimates indicate that re-manufactured compatible cartridges account for approximately $6.0 billion of total cartridge sales. Additionally, the International Imaging Technology Council expects growth in the sale of color laser toner supplies at an accelerated rate over the next five years.

     Historically, printer, copier and fax machine manufacturers such as Hewlett- Packard ("HP"), Lexmark, Canon, Xerox and Epson, have coupled low priced laser printers, copiers and fax machines with high- priced disposable OEM cartridges. These manufacturers' branded replacement toner cartridges are priced at roughly two times compatible remanufactured cartridge product prices. Printers, copiers and fax machines are sold at minimal operating margins and manufacturers have profited significantly by selling disposable OEM cartridges. Based on a review of publicly available financial information from HP, management believes that HP owns approximately 65% of the U.S. market share of toner and ink cartridge sales. HP introduces numerous new printer, copier and fax machine models into the market each year, allowing the company to sell its higher margin OEM cartridges. Because re- manufacturers must reverse engineer the cartridges and collect an adequate supply of the original cores to produce compatible cartridges, it takes 6 to 18 months to be able to offer a high -quality, competitive, compatible cartridge to the marketplace.

     Management believes there are more than 2,000 toner cartridge re-manufacture companies in the United States.

Growing Market Share For Re -Manufactured Cartridges - Management believes that while remanufacturers have been steadily increasing market share during the past 10 years, a large majority of buyers for small- and medium-sized businesses are still purchasing OEM cartridges from the printer, copier and fax machine manufacturers. As a result, management believes that there is substantial opportunity to further penetrate this market.

Pricing Advantage - The competition in the laser cartridge market has increased as independent companies started refilling and rebuilding toner and ink cartridges and selling them for approximately half the price of OEM cartridges. This has allowed remanufacturers to gain market share at the expense of the OEM cartridge providers. There has been significant consolidation of the cartridge re -manufacturers over the past five years. Major players in the industry are Clover Technologies, MSE, NuKote, Print Rite, Ink Cycle and West Point Products.

The Green Factor / Eco-Friendly - The growing pro-environment or "green" focus by consumers and government agencies could help accelerate growth in market share for remanufacturers because cartridge components are diverted from being treated as waste by re-manufacturing processes. Laser printer cartridges, inkjet printer cartridges, copier cartridges and fax cartridges - along with used cell phones (collectively called "e-waste") - have been somewhat overlooked as recyclable since they are relatively new products. E-waste, however, is having an increased impact on our environment.

     ATS products help to reduce landfills, save energy and reduce long- term waste matter as a result of the following factors:

  100% of our compatible toner/ink cartridges are by definition recycled cartridges; OEM cartridges are primarily not recycled cartridges, although HP and other printer, copier and fax machine manufacturers are now offering to take back spent cartridges and may recycle all or a portion of them as new OEM products where feasible;

  Every compatible cartridge we sell keeps approximately one half pound of waste out of landfills; and

  Our compatible cartridges use approximately 97% recycled parts.

Quality Factors - The recent creation of re-manufactured product quality standards, as well as maturation of the industry segment, is expected to diminish customer concerns that re-manufactured toner cartridges are inferior to OEM products.

Reduced OEM Manufacturer Resistance - The biggest challenge to re-manufacturers is competing against the original equipment manufacturers. The gain of market share for the re-manufacturers has been subject to OEM resistance, including use of unfair tactics such as microchips which disable equipment or voidable warranties if non-OEM replacement cartridges are used. Both the United States and the European Union have taken legislative action against these non -competitive tactics, which creates an even playing field for re-manufacturers and distributors like ATS. Additionally, printer, copier and fax machine manufacturers focus attention on introducing new models on a 12- to 18-month cycle. Consequently, customers with older printers, copiers and fax machines look to realize maximum value out of their capital expenditure (printers, copiers and fax machines) and continue to purchase compatible supplies and request repair service.

MAJOR CUSTOMERS

     During the year ended December 31, 2009 one customer accounted for approximately $3,462,000 of our revenues, representing approximately 12% of our revenues. During 2008, that same customer accounted for approximately $2,421,000 of our revenues, representing approximately 19% of our revenues.

     We had no other customers accounting for more than 10% of our revenue. Other customers include small and medium-sized businesses with one or more work sites operating printers, and include medical facilities, service businesses, retail establishments, government offices, and small manufacturing companies, among others.

COMPETITION

     The competition for re -manufacturers includes OEM manufacturers and re-manufacturers who sell under a national brand or through a superstore retailer. These include Staples, Office Depot, Office Max and Corporate Express, among others. We believe that sales from this channel represent about one-third of the market. The rest of the market is represented by local and regional suppliers. We estimate that there are approximately 3,000 companies in the local and regional supplier marketplace. As a result, the market is highly fragmented with no company having a dominant market position. The competition for our service and maintenance business includes OEM manufacturers and local independent dealers for numerous makes and models of office equipment. Given the large number of companies that service the office equipment industry, American TonerServ competes primarily on the basis of price and service. Currently, we are not a significant competitor in this market, and many of our competitors are better capitalized, have better and more extensive distribution channels, have superior purchasing power and are able to increase their sales of other products by offering toner cartridges as loss leaders.

     Management believes that there are two segments of the toner re-manufactured marketplace. The first segment consists of companies selling over 2,000 cartridges per month, representing about 22% of the market. The Company currently is selling over 20,000 cartridges per month. The second segment consists of companies that sell less than 2,000 cartridges a month, which represents about 78% of the market.

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

     * RESELLERS AND DISTRIBUTORS These types of providers sell many types of equipment and brands. They typically do not have a large service and support capability. If they do provide extended support, it is often out- sourced to other service providers.

INTELLECTUAL PROPERTY

      We do not have any patents, trademarks or any other intellectual property rights.

RESEARCH AND DEVELOPMENT

     We have not had any expenditures for research and development activities during the last two fiscal years.

EMPLOYEES

      We currently have 95 full time employees and 2 part time employees.

ITEM 1A. RISK FACTORS.

     An investment in our securities involves a high degree of risk. Investors should consider carefully all of the material risks described below and all other information contained in this report before deciding to invest in our securities. All forward -looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of, or related to, our Company.

WE HAVE OPERATED AT A LOSS FOR MOST OF OUR HISTORY AND HAVE A SUBSTANTIAL ACCUMULATED DEFICIT AND IF WE CONTINUE TO INCUR LOSSES WE MAY HAVE TO FILE FOR BANKRUPTCY.

     During our thirteen-year operating history, we have experienced significant operating losses. Additionally, we are currently operating at a loss and are dependent on additional financing in order to continue to operate. During the years ended December 31, 2009 and 2008, we had net losses of $3,136,952 and $4,640,996, respectively. As of December 31, 2009, we had an accumulated deficit of $25,437,248. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales and by aggressively reducing costs. We have already begun implementing parts of our organic growth plan and cost reductions. However, we do not know the overall impact that these efforts may have on the business.

WE MAY BE UNABLE TO MAKE ACQUISITIONS IN THE TONER RE- MANUFACTURER MARKET WHICH COULD FORCE THE COMPANY TO DECLARE BANKRUPTCY.

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

WE MAY BE UNABLE TO RAISE NECESSARY FUNDING TO CONTINUE TO OPERATE THE BUSINESS WHICH MAY LEAD TO BANKRUPTCY.

     We have encountered difficulty in obtaining funding for our operations and implementing our strategic business plan. If we are unable to raise additional funding during the next six months, we may have to consider bankruptcy. In addition, if unexpected adverse conditions such as losses of customers or judgments against us increase our cash requirements, we may not be able to continue to operate. We are currently spending approximating $50,000 more cash per month than we bring in due to our debt obligations. Delays in obtaining additional financing could force us to cease operations and declare bankruptcy which could result in our shareholders losing all of their investments in our stock. If we are unable to implement our business and debt restructuring plan, management expects that we will require approximately $3,750,000 of outside financing over the next 12 months to conduct our business as it is currently operated, which includes $3,219,918 for principal payments on current debt payable.

CHANGES IN MARKET CONDITIONS COULD FORCE US TO REDUCE PRICES OR REQUIRE RETOOLING WHICH WOULD REDUCE OR ELIMINATE THE OPPORTUNITIES FOR US TO MAKE A PROFIT.

     The toner cartridge market is currently dominated by a few, very large manufacturers such as Hewlett Packard and Canon. Significant adjustments in their strategies, such as significant price reductions for new toner cartridges, implementation of new toner technologies that render re -manufacturing obsolete or require costly retooling or if they were to decide to offer private label toner products, would have a negative impact on our business strategy and cause our expected gross margins to decline. Ultimately, this could force us to declare bankruptcy which could result in our shareholders losing all of their investments in our stock.

TONER CARTRIDGE RE -MANUFACTURERS MAY BE UNABLE TO ADAPT TO NEW TECHNOLOGIES WHICH WOULD LEAD TO INCREASED COSTS AND A DECLINE IN REVENUE.

     Our strategic business plans rely on the ability of other companies' to continue to develop, package and supply re-manufactured toner cartridges. As printer technologies continue to evolve and change, it may be possible that a much smaller percentage of the current re-manufacturers will be able to keep pace with the printer manufacturer and make the necessary capital investments to produce quality toner replacements in a cost effective manner. Consolidation in the re-manufacturer supplier business sector and higher costs to manufacture replacement toner cartridges could cause an increase in planned costs and a decline in revenue. They may also be unable to get empty cartridges which would impact their ability to re-manufacture enough quantities and adequately supply us.

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

WE COULD LOSE ASSETS THAT WE ACQUIRE IF WE FAIL TO MAKE TIMELY PAYMENTS FOR THOSE ASSETS.

      We have acquired customer lists and other assets of companies engaged in the re-manufactured toner cartridge business in transactions in which part of the consideration we paid was in the form of promissory notes secured by the acquired assets.  If we fail to make the payments required under any of these promissory notes, the related seller could declare a default and require the return of the assets.  If this were to occur, we could lose a substantial portion of our business and revenues which would adversely affect our ability to continue in business.

THERE IS CURRENTLY ONLY A VERY LIMITED MARKET FOR OUR COMMON STOCK AND THE MARKET PRICE FOR OUR COMMON STOCK MAY BE VOLATILE.

     There is currently only a very limited trading market for our common stock. We cannot assure you that a trading market for our common stock will be available in the future.

     Quotations for our common stock became available on the OTC Bulletin Board in October 2006, and trading has been sporadic. The OTC Bulletin Board is generally considered to be a less efficient market than national exchanges or the Nasdaq Stock Market, and trading volumes for stocks quoted on the OTC Bulletin Board are often small. Consequently, the liquidity of our securities could be impaired, not only in the volume of securities which could be bought and sold, but also through delays in the timing of transactions, difficulties in obtaining price quotations, reduction in security analysts' and media coverage of our business, if any, and lower prices for our common stock than might otherwise be attained. This could have an adverse effect on the ability of an investor to sell shares of our common stock as well as on the selling price for such shares. In addition, the market price of our common stock could fluctuate widely due to various factors including, but not limited to, the following:

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

WE PLAN TO SELL ADDITIONAL COMMON STOCK TO RAISE CAPITAL WHICH WOULD HAVE A DILUTIVE AFFECT TO EXISTING SHAREHOLDERS.

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

OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM HAS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

     The report of our independent registered public accounting firm, with respect to our consolidated financial statements and the related notes for the years ended December 31, 2009 and 2008, states that the Company has suffered recurring losses from operations resulting in an accumulated deficit of $25,437,248. Current liabilities exceed its total current assets at December 31, 2009 by $4,291,912, which raises substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

DELAWARE LAW AND OUR CORPORATE CHARTER AND BYLAWS CONTAIN ANTI- TAKEOVER PROVISIONS THAT COULD DELAY OR DISCOURAGE TAKEOVER ATTEMPTS THAT STOCKHOLDERS MAY CONSIDER FAVORABLE.

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

     Trading in our shares is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to non- Nasdaq companies whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if a company has been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker -dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules will affect the ability of broker -dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The penny stock rules could have an adverse effect on the liquidity and/or market price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

     The Company currently has five facilities. Our headquarters are located at 420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403. The office space is approximately 3,700 square feet. The current annual lease amount is $88,305 and the lease expires November 30, 2012.

     Our Tonertype LLC, subsidiary and our Optima Technologies, LLC subsidiary have a facility located at 5313 Johns Road, Ste. 210 Tampa, FL. The office and warehouse space is approximately 13,100 square feet, which includes a manufacturing facility. The current annual lease amount is $84,438 and expires in January of 2011.

     Our NC TonerServ, LLC subsidiary has a facility located at 1109 Copeland Oaks Drive in Morrisville, NC. The office space is approximately 2,500 square feet. The current annual lease amount is $23,628 and expires in February of 2011.

     Our iPrint Technologies, LLC subsidiary has a facility located at 9321 Eton Avenue in Chatsworth, CA. The office and warehouse space is approximately 5,118 square feet. The current annual lease amount is $60,694 and expires January 31, 2011. iPrint has another facility located at 980 Magnolia Avenue in Larkspur, CA 94939. The office space is approximately 575 square feet. The rent is $1,550 per month and can be terminated with 30 days notice.

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

ITEM 4.

Reserved

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

     There has been only a very limited market for our common stock. We cannot assure you that a trading market for our shares will continue. Our common stock is quoted on the OTC Bulletin Board under the trading symbol "ASVP. " Quotations were first entered on the OTC Bulletin Board on or about October 13, 2006. The following table sets forth the high and low sale prices for the Company's Common Stock as reported on the OTC Bulletin Board for the periods indicated:

QUARTER ENDED	HIGH	LOW
-----------------	---------	----------

December 31, 2006	$0.51	$0.20

March 30, 2007	0.53	0.35
June 30, 2007	0.84	0.37
September 30, 2007	0.35	0.20
December 31, 2007	0.30	0.16

March 31, 2008	0.33	0.20
June 30, 2008	0.32	0.22
September 30, 2008	0.45	0.11
December 31, 2008	0.35	0.13

March 31, 2009	0.29	0.10
June 30, 2009	0.21	0.08
September 30, 2009	0.30	0.13
December 31, 2009	0.32	0.18

Approximate Number of Holder of Common Stock

     On March 30, 2010 there were approximately 250 holders of record of our common stock.

Dividends

     We have not paid any cash dividends on our common stock since our inception and do not contemplate paying dividends on our common stock in the foreseeable future. It is anticipated that earnings available to the holders of our Common Shares, if any, will be retained for the operation of our business.

     We do pay dividends on our Series D and Series E Convertible Preferred Stock. Dividends on the Series D Convertible Preferred Stock are payable in cash. Dividends on the Series E Convertible Preferred Stock may be paid either in cash or stock.

Recent Sales of Unregistered Securities

     There were no sales of unregistered securities that have not been reported in the Company's reports on Form 8 -K and 10 -Q during the year ended December 31, 2009 except as set forth below.

     During December 2009, the Company agreed to reduce the exercise price of certain warrants held by an accredited investor from $0.30 per share to $0.10 per share, and the accredited investor paid $17,000 to purchase 170,000 shares at the reduced exercise price.

     In connection with this sale, the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act") . The securities were sold to a person who was already a shareholder of the Company. The Company reasonably believes that the investor is an "Accredited Investor," as defined under the Act, who had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificate representing the securities issued.

     During the quarter ended December 31, 2009, the Company issued 1,000,000 shares of Series D Convertible Preferred Stock in a private offering at an offering price of $0.25 per share to seven accredited investors.

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

     During the quarter ended December 31, 2009, the Company sold 1,200 shares of Series E Convertible Preferred Stock in a private offering at an offering price of $125 per share to two accredited investors.

     In connection with the sale of the shares of Series E Convertible Preferred Stock, the Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933 (the "Act") The securities were sold to persons who the Company reasonably believes are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. Each investor was given a private placement memorandum that provided detailed information about the Company and the securities to be issued, and investors were given an opportunity to ask questions of management. No advertising or other general solicitation was used in connection with the offering. The investors signed subscription documents representing that they were acquiring the securities for investment purposes only. A restrictive legend will be placed on the certificates representing the securities.

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

     The Company cautions readers not to place undue reliance on any such forward -looking statements, which speak only as of the date made. Such forward- looking statements are based on the beliefs and estimates of the Company's management as well as on assumptions made by and information currently available to the Company at the time such statements were made. Forward looking statements are subject to a variety of risks and uncertainties which could cause actual events or results to differ from those reflected in the forward looking statements, including, without limitation, the failure to obtain adequate financing on a timely basis. Actual results could differ materially from those projected in the forward-looking statements, either as a result of the matters set forth or incorporated in this Report generally and certain economic and business factors, some of which may be beyond the control of the Company. Additional risks and uncertainties that may affect forward -looking statements about the Company's business and prospects include adverse economic conditions, inadequate capital, unexpected costs, and other factors set forth under "Risk Factors" in Item 1 - Description of Business of this report which could have an immediate and material adverse effect. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

     Full Service Maintenance Contracts - Revenue for fixed fee equipment service contracts (annual contracts for the first year of service; contracts are billed quarterly thereafter with a ninety day cancellation provision). Revenues are recognized straight-line over the life of the contract with the unearned portion shown as deferred revenue in the Company’s balance sheet.

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

     Goodwill and Intangible Assets Acquired - The Company accounts for the purchase of customer lists at cost, net of discounts, if any, less accumulated amortization. These customer lists are amortized using the straight line method over an estimated useful life of seven years. The Company did not enter into any customer list purchase agreements during the year ended December 31, 2009. The Company has entered into three asset purchase agreements and one asset purchase option agreement to acquire certain assets of four printer service companies. These acquisitions closed on April 1, 2007, December 28, 2007, October 31, 2008 and April 15, 2009, respectively. Goodwill is tested for impairment annually. The significant estimates and assumptions used by management in assessing the recoverability of goodwill and other intangible assets are estimated future cash flows, present value discount rate, and other factors. Any changes in these estimates or assumptions could result in an impairment charge. The estimates of future cash flows, based on reasonable and supportable assumptions and projections, require management's subjective judgment. Depending on the assumptions and estimates used, the estimated future cash flows projected in the evaluations of long-lived assets can vary within a range of outcomes.

     Valuation Allowance - We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial conditions of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances might be required.

     Stock-Based Compensation - In assessing the fair value of option and warrant grants to employees and consultants, we have valued these instruments based on the Black -Scholes-Merton model which requires estimates of the volatility of our stock, estimates on forfeitures and the fair market value price of our shares.

     The estimated fair value of equity-based awards is amortized over the awards' vesting period on a straight-line basis. The Company calculates the expected volatility for stock -based awards using the historical volatility of its own stock since it began trading in October 2006. The risk free interest rates were determined by the rates of the 5 and 7 year Treasury Bill on the grant date of the options.

     The Company records the fair value of restricted stock, certain options and warrants as deferred compensation at the date of issuance and recognizes compensation on a straight-line basis over the service period of the contract. The compensation is adjusted for the change in fair market value at the end of each period in the statement of operations.

     Warrants and Detachable Warrants - The estimated fair value of the warrants at the date of issuance is recorded as a warrant liability or as a component of equity on the balance sheet. The Company records the warrants as a component of equity at the date of issuance only with no revaluation at the end of each reporting period. The Company records the warrant liability at fair value at the end of each reporting period with changes recorded in earnings. At the time the detachable warrants are exercised, the liability is marked to fair value and then reclassified to equity to reflect the increase in shares outstanding at each balance sheet date. The Black -Scholes- Merton option pricing method is used to value the warrants and detachable warrants upon the date of issuance and at each balance sheet date for warrant liabilities.

     Income Taxes - The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Deferred income taxes are provided for temporary differences in the bases of assets and liabilities as reported for financial statement purposes and income tax purposes. We have recorded a valuation allowance against all net deferred income tax assets. The valuation allowance reduces deferred income tax assets to an amount that represents management's best estimate of the amount of such deferred income tax assets that more likely than not will be realized. Due to the significant increase in common stock issued and outstanding in 2009 and 2008, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses.

     This following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the years ended December 31, 2009 and 2008, and the related notes, contained in the Company's audited financial statements and notes thereto appearing elsewhere in this Form 10-K.

Results of Operations for the Years Ended December 31, 2009 and 2008

     Revenue. Revenue for the year ended December 31, 2009 was $29,200,212 as compared to $12,745,634 for the year ended December 31, 2008. The increase of $16,454,578, or 129%, was primarily due to the acquisition of iPrint Technologies, LLC on October 31, 2008 and a focused organic growth strategy which management believes increased revenues by approximately $4,000,000.

     Revenues from the sale of toner cartridges increased by $15,432,844 for 2009 as compared to 2008 due primarily to the acquisition of iPrint Technologies, LLC. Revenues from service increased by $ 1,021,734 primarily due to additional service contracts that came online during 2009 in our Tonertype operations.

     Gross Profit (Revenue less Cost of Goods Sold). Gross profit for the year ended December 31, 2009 was $8,047,258 as compared to $4,492,823 for the year ended December 31, 2008. The gross profit margin in 2009 was 28% compared to a gross profit margin for 2008 of 35%. The lower gross margin was primarily attributable to the change in product mix from compatible cartridges to OEM cartridges. Our iPrint subsidiary sells primarily OEM cartridges and our operating results for 2009 reflect a full year of iPrint sales compared to two months in 2008. Additionally, we reduced our pricing to a significant customer to achieve a preferred vendor status. This status results in significantly increased sales to this customer.

     Salaries and Wages. Salaries and Wages expenses were $3,351,487 and $2,958,862 for the years ended December 31, 2009 and 2008, respectively. The $ 392,625 increase was due primarily to the addition of 17 employees from iPrint on October 31, 2008, offset by approximately $200,000 in personnel reductions at corporate headquarters.

     The Company anticipates that it will generate significant new revenue as it continues to implement its new business strategy and plan. However, there can be no assurance that the Company will raise sufficient capital to pursue new business opportunities or to continue executing its business plan.

     Professional Fees and Services. Professional Fees and Services expenses were $1,042,880 and $767,787 for the years ended December 31, 2009 and 2008, respectively. The $275,093 increase was primarily due to an increase in information technology consultants in the amount of $ 136,000 and an increase in accounting fees of $80,000.

     Sales and Marketing. Sales and marketing expenses were $2,354,681 and $1,014,771 for the years ended December 31, 2009 and 2008, respectively. The $ 1,339,910 increase was primarily due to an increase in sales commissions and salaries as a result of the acquisition of iPrint.

     General and Administrative. General and Administrative expenses were $1,978,964 and $1,750,089 for the years ended December 31, 2009 and 2008, respectively. The $228,875 increase was primarily due to the acquisition of iPrint which contributed $113,000 of this increase and $97,000 of which was related to the Alpha Laser sales partnership arrangement.

     Amortization Expense. Amortization expenses were $716,722 and $646,136 for the years ended December 31, 2009 and 2008, respectively. The $70,586 increase was primarily due to the acquisition of certain assets of iPrint on October 31, 2008, offset by a change in estimate on the customer list value of the Tonertype acquisition.

     Net Loss from Operations. The net loss from operations for the year ended December 31, 2009 and 2008 was $1,397,476 and $2,644,822, respectively. The reduction in the net loss from operations of $1,247,346 was primarily attributable to the acquisition of iPrint Technologies, LLC on October 31, 2008, which contributed approximately $506,000 to this decrease due to a full year of operating results and our Tonertype operations which contributed approximated $658,000 to the decrease in loss from operations due to the synergies created with the integration of our Florida operations.

     Net Loss. The net loss for the year ended December 31, 2009 and 2008 was $3,136,952 and $4,640,996, respectively. The reduction in the net loss of $1,504,044 was primarily attributable to the acquisition of iPrint Technologies, LLC on October 31, 2008, which contributed approximately $506,000 to this decrease; our Tonertype operations which contributed approximated $658,000 to the decrease in loss from operations due to the synergies created with the integration of our Florida operations; and a change in the gain in the fair value of convertible debt of $543,750. This was partially offset by an increase of $371,101 in interest expense.

     The Company believes that it will continue to have net losses for the foreseeable future.

     Income (Loss) per Share. Net loss per share in 2009 was $0.04 compared to a net loss per share of $0.07 in 2008.

     EBITDA. EBITDA for the years ended December 31, 2009 and 2008 was $(310,763) and $(2,300,467), respectively. The $1,989,704 reduction in negative EBITDA was primarily the result of the increase in net income in our Tonertype operations of $658,000 due to the synergies created with the integration of our Florida operations, and our iPrint division of $506,000 due to a full year of operating results, a $543,750 gain on the change in fair value of our convertible debt and a reduction on the change in fair value of the Company’s warrant liability of $85,231.

     Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2009 and 2008 was $283,228 and $(1,317,032), respectively. The $1,600,260 change from negative adjusted EBITDA to positive adjusted EBITDA was primarily the result of the increase in adjusted EBITDA in our Tonertype operations of $437,212 due to the synergies created with the integration of our Florida operations and our iPrint division of $1,042,037 due to a full year of operating results.

Non-GAAP Measures:

     EBITDA and Adjusted EBITDA presented in this report are a supplemental measure of our performance that is not required by or presented in accordance with accounting principles generally accepted in the United States of America (GAAP). These measures are not a measurement of our financial performance under GAAP and should not be considered as alternatives to net income, income from operations, or any other performance measures derived in accordance with GAAP or as an alternative to cash flow from operating, investing or financing activities as a measure of our liquidity.

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

     We use EBITDA and Adjusted EBITDA to measure and compare the performance of our Company. We also use EBITDA and Adjusted EBITDA to measure performance for determining division- level compensation. We also use EBITDA and Adjusted EBITDA as a measurement to manage cash flow from our divisions to the corporate level and to determine the financial health of each division. We also use EBITDA and Adjusted EBITDA to evaluate potential acquisitions and to evaluate whether to incur capital expenditures.

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

     We have presented adjusted net EBITDA and Adjusted EBITDA for the years ended December 31, 2009 and 2008 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt. This presentation facilitates a meaningful comparison of our operating results for the years ended December 31, 2009 and 2008.

     The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

	Year Ended
	December 31,
	2009	2008
	---------------	---------------
Cash flows provided by
operating activities	$(1,046,069)	$(2,163,406)
Changes in operating
assets and liabilities	113,790	106,515
Non-cash (expenses) income,
including depreciation and
amortization	(2,204,673)	(2,584,105)
Interest expense, net	1,921,039	1,549,938
	----------	----------
EBIT	(1,215,913)	(3,091,058)
Depreciation and
amortization	905,150	790,591
	----------	----------

EBITDA	(310,763)	(2,300,467)
Interest expense	(1,921,039)	(1,549,938)
Depreciation and
amortization	(905,150)	(790,591)
	----------	----------
Net loss	$(3,136,952)	$(4,640,996)
	===========	===========

The following is a reconciliation of net loss to EBITDA:

	Year Ended
	December 31,
	2009	2008
	---------------	---------------
Net loss	$(3,136,952)	$(4,640,996)
Interest expense, net	1,921,039	1,549,938
	----------	----------
EBIT	(1,215,913)	(3,091,058)
Depreciation and
amortization	905,150	790,591
	----------	----------
EBITDA	$(310,763)	$(2,300,467)
	===========	===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

	Year Ended
	December 31,
	2009	2008
	---------------	---------------
EBITDA	$(310,763)	$(2,300,467)
Stock related
compensation	422,722	304,041

Fair value of
conversion feature of
convertible debt	(250,000)	293,750
Fair value of warrant
liabilities	74,543	159,774
Bad debt allowance
for entities	3,141	37,822

Inventory obsolescence	152,333	-

Other one-time
expenses	191,252 -----------	188,048 -----------

ADJUSTED EBITDA	$283,228	$(1,317,032)
	===========	===========

Liquidity and Capital Resources

     We may be unable to raise necessary funding to continue to operate the business which may lead to bankruptcy. We have encountered difficulty in obtaining funding for our operations and implementing our strategic business plan. If we are unable to raise additional funding during the next six months, we may have to consider bankruptcy. In addition, if unexpected adverse conditions such as losses of customers or judgments against us increase our cash requirements, we may not be able to continue to operate. We are currently spending approximating $75,000 more cash per month than we bring in due to our debt obligations. Delays in obtaining additional financing could force us to cease operations and declare bankruptcy which could result in our shareholders losing all of their investments in our stock. If we are unable to implement our business and debt restructuring plan, management expects that we will require approximately $3,750,000 of outside financing over the next 12 months to conduct our business as it is currently operated, which includes $3,219,918 for principal payments on current debt payable.

     The Company believes that it will be able to access approximately $400,000 in working capital from its line of credit through increased sales and improved collection practices.

      The following table discloses aggregate information about our contractual obligations and the periods in which payments are due as of December 31, 2009.

		Less Than 1 Year			After 5 Years
Contractual Obligations	Total		1-3 Years	4-5 Years
---------------	----------	---------	---------	--------	--------
Notes payable	$3,471,489	$2,488,909	$933,776	$48,804	$-
Convertible notes payable	4,365,770	731,009	3,634,761	-	-
Line of credit	1,751,818	1,751,818	-	-	-
Facilities and property leases	457,818	263,071	194,747	-	-
	---------	---------	---------	--------	-------
Total Contractual Obligations	$10,046,895	$5,234,807	$4,763,284	$48,804	$-
	==========	==========	=========	=========	=======

     At December 31, 2009, the Company had a working capital deficit of $4,291,912 including cash and equivalent balances of $92,872, as compared to a working capital deficit of $4,973,437 at December 31, 2008, including cash and equivalent balances of $4,033. The change in working capital, and cash and equivalent balances was primarily a result of changes to the Company's short-term loan obligations.

     Accounts receivable increased by $1,041,856, from $2,753,445 at December 31, 2008 to $3,795,301 at December 31, 2009. This increase was due to increased sales generated through the Company’s organic growth strategies. This increase in accounts receivable has increased the Company’s borrowing capacity on its line of credit to fund operations and other obligations as they come due.

     Accounts payable and accrued expenses, which consist primarily of amounts due to the Company’s suppliers of compatible and OEM toner cartridges, increased from $3,030,599 at December 31, 2008 to $4,242,676 at December 31, 2009. This $1,212,077 increase was primarily due to increased purchasing volume related to increased sales.

     The Company entered no derivative financial instrument arrangements during the year ended December 31, 2009, other than warrants issued in connection with convertible notes payable, notes payable and a common stock offering.

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

     During the year ended December 31, 2009, the Company raised a total of $2,262,000 consisting of $1,100,000 in gross proceeds from two private offerings of preferred stock; $1,010,000 in notes payable sold to accredited investors; and $ 152,000 from the sale of common stock through the exercise of warrants.

     During 2009, the Company received net proceeds from its revolving line of credit totaling $405,096. The balance of this line at December 31, 2009 was $1,751,818.

     During 2009, the Company also received advances from directors totaling $271,556 for working capital purposes. At December 31, 2009, $ 197,811 of these advances had been repaid to the directors.

The Company currently has no external sources of liquidity.

     During the year ended December 31, 2009, the Company used $1,046,069 of cash for operations. This represented a decrease of $ 1,117,337 from 2008, which was attributed to the acquisition of iPrint, continued operational efficiencies and organic growth strategies. The cash flows were used primarily to finance the Company's interest expense related to its debt.

     During the year ended December 31, 2009, the Company used $80,205 for investing activities. The cash flows were used primarily for the purchase of property and equipment. Management will continue to execute on its business strategy and anticipates investing activities will continue primarily to build the required infrastructure related to its Information Technology systems to support its growing sales force and to bring efficiencies to its sales distribution network.

     During the year ended December 31, 2009, the Company received a net $1,215,113 from financing activities, primarily from the issuance of $ 1,100,000 in preferred stock, $1,010,000 from the issuance of notes payable and $405,096 in net draws from the Company’s revolving line of credit offset by $1,507,025 in repayment of notes payable, customer list notes payable and convertible notes payable. Management intends to continue to finance the Company's business strategy with outside capital.

     During the year ended December 31, 2008, the Company used $2,163,406 in cash from operations. This represented a decrease of $ 641,939 from 2007, which was attributed to the acquisitions of Tonertype and iPrint and continued operational efficiencies. The cash flows were used primarily due to finance the Company's continued losses from operations and interest expense related to the Company’s debt service.

     During the year ended December 31, 2008, the Company used $1,844,505 for investing activities. The cash flows were used primarily for the iPrint acquisition and to purchase property and equipment. Management intends to continue to execute on its business strategy and anticipates investing activities to continue.

     During the year ended December 31, 2008, the Company received $3,951,748 primarily from the issuance of $3,315,000 in convertible notes payable, $ 1,458,000 from the issuance of common stock with detachable warrants, $1,045,760 from the issuance of notes payable and $1,346,722 net draws from the Company’s revolving line of credit offset by $3,202,862 in repayment of notes payable, customer list notes payable and convertible notes payable. Management will continue to finance its business strategy with outside capital.

Subsequent Events

     On January 12, 2010, The Company entered into a Note Purchase Agreement with Galt Asset Management, LLC ("Galt"). The Company has delivered to Galt three 10% Convertible Promissory Notes for a total of $400,000 which had been advanced to the Company by Galt. Additional 10% Convertible Promissory Notes for up to $100,000 may be delivered for additional amounts which Galt may provide. The Company has received an additional $50,000 under the additional note.

     The 10% Convertible Promissory Notes are payable interest only through October 31, 2011 at which time the notes will be payable in full. The notes will be convertible into shares of the Company's common stock beginning in 2011, unless there is an event of default or a change of control of the Company, in which case the notes would become immediately convertible. Until May 1, 2011, the conversion price of the notes will be $0.125. After that date, the conversion price of the notes will be the lower of $ 0.125 per share or 80% of the volume-weighted average price of the Company's common stock for the twenty trading days prior to the conversion date.

     These notes are secured by the customer lists and other intangible assets of two of the Company's wholly-owned subsidiaries; Optima Technologies, LLC and NC TonerServ, LLC.

     As additional consideration for entering into the Note Purchase Agreement, the Company issued to Galt 2,500,000 shares of the Company's common stock valued at $ 375,000, or $0.15 per share.

     On January 14, 2010, the Company borrowed $500,000 from an accredited investor. The Company issued a Convertible Promissory Note ("Note") to the investor. The Note bears interest at 10% per annum and is payable interest only through January 14, 2011 at which time the Note will be payable in full. The Note is convertible into shares of the Company's common stock at an initial conversion price of $0.125 per share. The loan is personally guaranteed by Chuck Mache, the Company's President and CEO and Ryan Vice, the Company's CFO. As additional consideration for the loan, the Company issued to the investor 2,500,000 shares of the Company's common stock and warrants to purchase 2,500,000 shares of the Company's common stock at $0.05 per share with a five year term.

     On March 5, 2010, the Company borrowed $1,000,000 from the James E. Berger and Joann E. Berger Trust (the "Berger Trust"). The funds from this loan are being held by a bank to secure stand-by letters of credits from that bank. Previously, the Berger Trust had deposited the funds directly with the bank as security for the stand -by letters of credit. The loan is due on March 5, 2011 and bears interest at 10% per annum. One-half of the interest on the loan is payable on a monthly basis, and the remaining interest is payable at maturity along with the principal. As additional consideration for the loan, the Berger Trust received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share. The warrants are exercisable through March 5, 2015. This loan is also personally guaranteed by William Robotham, director. As compensation for this personal guaranty, Mr. Robotham received warrants to purchase 2,000,000 shares of the Company's common stock at $ 0.05 per share. The warrants are exercisable through March 5, 2015.

     On March 30, 2010, the Company entered into a new Master Amendment Agreement with MTS Partners, Inc. , formerly known as iPrint Technologies, Inc. , ("MTS Partners"), of which Chad Solter, who is currently a Director of the Company, is an owner. Pursuant to the Master Modification Agreement the terms of outstanding promissory notes; the security agreement and certain other related documents were amended. The promissory notes held by MTS Partners were replaced by an Amended and Restated Secured Convertible Promissory Note (the "Restated Long-term Note") and an Amended and Restated Secured Promissory Note the ("Restated Short-term Note").

     The Restated Long- term Note is for $ 1,865,187 with an interest rate of 8% per annum. No payments are due until January 1, 2011, but interest shall accrue during such period. Commencing January 1, 2011, this note has a balloon payment due of $590,253 with monthly payments of $47,477 thereafter until paid in full. The maturity date of the Restated Long-Term Note is October 31, 2013; however, payments will be suspended and the maturity date will automatically be extended until October 31, 2015 upon satisfaction of the following conditions by December 31, 2010 (the “Required Conditions”):

(a) Reduce Indebtedness. Reduce, whether by repayment or by conversion into shares of capital stock of ATS, the amount of indebtedness of ATS by at least One Million Five Hundred Thousand Dollars ($1,500,000), excluding any repayment of Solter's Short-term Advance (as defined below).

(b) Extend Indebtedness. Extend the maturity dates of at least Six Hundred Thousand Dollars ( $600,000) of indebtedness of ATS (in addition to the indebtedness to be reduced in accordance with the previous section) by at least three (3) years from December 31, 2010.

(c) Raise Additional Funds; Extend Repayment of Short-term Advances. Raise additional funds by issuance of equity securities equal to at least One Million One Hundred Thousand Dollars ($ 1,100,000); provided, however, the amount of any Short-term Advances (as defined below) that are repaid, extended by at least three (3) years from December 31, 2010, or converted into shares of capital stock of ATS shall be counted for purposes of determining whether ATS has raised such amount. As used herein, "Short-term Advances" shall mean the series of short-term advances (including the Solter's Short-term Advance (as defined below)) from certain investors, including certain directors, in the aggregate amount of approximately $568,000.

(d) Reduce SG&A. Reduce the selling, general and administrative expense of ATS by at least $25,000 per month.

(e) Standby Letters of Credit. ATS shall obtain one or more standby letters of credit ("SBLCs") in the aggregate face amount of at least Two Million Dollars ($2,000,000) on commercially reasonable terms and conditions.

     If the above conditions are met, the Restated Long-term Note will be extended through September 30, 2015 with payments beginning on January 31, 2013 at $76,604 per month. The Company reserves the right to pay off the full balance of the note at anytime.

     Commencing July 1, 2011, the outstanding principal and unpaid accrued interest of Restated Long-Term Note may be converted into shares of the Company's common stock at a conversion price of $0.05 per share.

     The Restated Short -Term Note is for $290,813 with an interest rate of 10% per annum. No payments are due until January 1, 2011, but interest shall accrue during such period. Commencing January 1, 2011, this note is payable in full in the amount of $313,558. The maturity date of the Restated Short-Term Note is January 1, 2011; however, the maturity date will automatically be extended until January 1, 2013 upon satisfaction of the Required Conditions.

     In the event of a default, the MTS Partners continues to have the right under the security agreement to a return of all of the assets related to the business of iPrint that the Company acquired on October 31, 2008.

     In connection with the execution of the Master Modification Agreement, the Company delivered to MTS Partners warrants to purchase 23,569,616 shares of the Company's common stock at an exercise price of $0.0567. The Initial Warrants are exercisable immediately and expire on October 31, 2013, however, the expiration date will automatically be extended until October 31, 2015 upon satisfaction of the Required Conditions.

     In the event that the Required Conditions are satisfied, the Company will also execute and deliver to MTS Partners warrants to purchase 37,139,233 shares of common stock, to be dated January 1, 2011 but not exercisable until July 1, 2011, at an exercise price equal to the fair market value as of January 1, 2011 (the "Contingent Warrant").

     Pursuant to the Master Amendment Agreement, the Company agreed to pay Chad Solter $142,500 outstanding under a short-term advance made by him to the Company at the rate of $10,000 each month until the full amount of the short- term advance is paid in full.

     The Master Amendment Agreement also provides that the Company will cause the number of directors on the Board of Directors of the Company to be set at six directors and that MTS Partners will be entitled to name three (3) directors to be elected to the Board of Directors, one of whom shall be Chad Solter. This provision shall expire upon the earlier of (i) the repayment (but not conversion) in full of the Restated Long-Term Note and the Restated Short-Term Note; or (ii) March 29, 2015.

     In addition to the above, pursuant to the Master Amendment Agreement the Company has entered into amended and restated employment agreements with Chad Solter, Darrell Tso and Scott Muckley which extends the terms of their existing employment agreements until March 29, 2013.

Business Outlook, Risks and Uncertainties

Economic Uncertainties

     The current credit market environment, the economic recession, current financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to service its existing debt and payoff certain notes as they become due. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for the year ending December 31, 2010 and raises substantial doubt about the Company’s ability to continue as a going concern.

Sufficiency of Working Capital

     As of December 31, 2009, the Company had a net working capital deficit of $4,291,912. The Company has inadequate financial resources to meet its debt obligations as they come due and cash flow from its business activities is currently breakeven. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. During 2009, we demonstrated our ability to grow organically and to reduce overhead and we plan to continue to cut costs in nonrevenue producing positions throughout the Company. The Company was successful in extending certain debt obligations that would have become due in the fourth quarter of 2009. The obligations totaling $1,858,557 were extended an additional twelve months with interest only payments. We intend to continue to renegotiate our debt with our debt holders to allow the Company time to begin generating positive cash flows from operations. We believe that we will be successful in extending and/or converting a minimum of $2,100,000 of debt into equity. However, there can be no assurances that we will be able to fully implement our debt restructuring plan.

     The Company estimates that it will need to raise an additional $3,750,000 during the next 12 months to meet its minimum capital requirements, which include approximately $3,200,000 in principal payments on current notes payable. There can be no assurance that the Company will be successful in obtaining the required financing or will be successful in restructuring its debt obligations. Thus, there is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing.

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

Convertible Notes and Notes Payable

     The Company has $7,168,872 in notes payable and convertible notes payable at December 31, 2009. The Company has inadequate financial resources to meet the repayment terms of these notes payable. The Company does not use financial instruments for trading purposes and is not a party to any leverage derivatives. To the extent that the Company has or continues to issue debt obligations outside of the course of its normal operations, the Company's business and results of operations may be materially affected by changes in interest rates and certain other credit risk associated with its operations.

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

The financial statements are set forth on pages F -1 through F-40 hereto.

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

Internal Control over Financial Reporting.

Management's Report on Internal Control over Financial Reporting

Our Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) of the Exchange Act) for our Company. Our Company's internal control over financial reporting is designed to provide reasonable assurance, not absolute assurance, regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our Company's assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that our Company's receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a-15(c) promulgated under the Exchange Act, our management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer

("CFO"), evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009. Management's assessment took into consideration the size and complexity of the Company and was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control over Financial Reporting -Guidance for Smaller Public Companies. In performing the assessment, management has concluded that our internal control over financial reporting was not effective as of December 31, 2009. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or combination of control deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting.

In connection with management’s assessment of our internal control over financial reporting, we identified the following material weaknesses in our internal control over financial reporting as of December 31, 2009:

  We did not maintain effective controls over financial reporting. Our financial reporting process did not properly identify and disclose notes payable as related party notes payable once the note holder became a related party; did not properly defer costs related to obtaining loans and loan guarantees; and did not identify incorrect calculations relating to amortization of debt discounts.

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

Remediation of Material Weaknesses

We have engaged in, and will continue to engage in, substantial efforts to address the material weaknesses in our internal control over financial reporting. The audit committee will continue to monitor the remediation plan to address the material weaknesses noted at the completion of this evaluation of the Company’s internal controls over financial reporting.

To remediate the material weaknesses described above, the Company has implemented or plans to implement the remedial measures described below.

  Employ resources with a higher degree of competency with accounting principles generally accepted in the United States of America to improve our finance and accounting departments and the quality of our financial reporting;
  Provide additional training and cross-training to our existing personnel in GAAP and internal controls, and
  Enhance our accounting and finance policy and procedure manuals to provide guidance to our finance and accounting staff and develop tools or checklists to improve the completeness and accuracy of financial disclosures.

Evaluation of disclosure controls and procedures

Disclosure controls are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d- 15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Controls Over Financial Reporting

There has been no changes in the Company's internal control over financial reporting for the year ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

      The Directors and Executive Officers of American TonerServ are as follows:

Name	Age	Positions and Offices Held
--------------------	---	------------------------------------------
Chuck Mache	53	Director, President and Chief Executive Officer
Daniel J. Brinker	53	Chairman of the Board
William A. Robotham	68	Director
Thomas Hakel	50	Director
Chad Solter	39	Director
Gregory Curhan	48	Director
Ryan Vice	38	Chief Financial Officer and Secretary
Aaron L. Brinker	34	Chief Operating Officer

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

     CHUCK MACHE, DIRECTOR, PRESIDENT AND CHIEF EXECUTIVE OFFICER - Chuck Mache was elected as a Director of the Company on November 29, 2007. On January 8, 2008 Mr. Mache was elected as Chairman of the Board. On February 2, 2009, he was elected to serve as President and Chief Executive Officer of the Company. Mr. Mache has spent a quarter-century selling, managing, building, and leading sales organizations, with a specialty in highly competitive industries. He used his breakthrough sales approach to lead the transition of Benchmark Lending Group from a mortgage broker to a full mortgage bank, and dramatically increased both the number and size of loans in a short period, turning the company into a mid -size player in the California market. As Executive Vice President of Sales for American Home Shield, Mache grew revenues from $6M to $100M in ten years, formed strategic partnerships with other market leaders, such as Coldwell Banker and

Prudential, and restructured sales teams during acquisitions. Mr. Mache earned a Bachelor of Science degree in Communications from California State University, Chico in 1980.

     Mr. Mache’s thirty plus years of developing, leading and managing sales organizations and executive coaching experience is ideally suited to help the Company grow organically through a national sales distribution platform.

     DANIEL J. BRINKER, CHAIRMAN OF THE BOARD - Mr. Brinker has been a Director of American TonerServ since 1995 and served as Chairman of the Board from November 2005 to January 2008. From November 2005 to February 2009, he served as President and CEO of the Company. Since February 2, 2009, he has served as Chairman of the Board. From 2002 to October 2005, he was a business consultant and served as President of ASKM Enterprises, Inc., his consulting firm. Mr. Brinker served as President of ATS from 1995 to 2002. He has over twenty years of experience as a principal, operating officer and financier of financial and other service businesses, and technology companies. Mr. Brinker has extensive operational, financial and/or senior management experience with a number of financial services companies including American Home Shield (a publicly traded company) and Benchmark Lending Group. Mr. Brinker served as President of American Home Shield (AHS), the nation's largest home warranty company, from 1987 to 1995. Mr. Brinker led a turnaround management team that engineered a buyout of AHS by ServiceMaster and management in 1989. Mr. Brinker is a Certified Public Accountant and earned a Bachelor of Science degree in Accounting from Santa Clara University in 1979. Mr. Brinker has also completed certain graduate courses at Stanford University.

     Mr. Brinker, as the co-founder of the Company, brings public company experience, a strong financial background and analytical abilities based on his past experiences to assist the Company in strategic planning.

     WILLIAM A. ROBOTHAM, DIRECTOR - Mr. Robotham became a Director in July 2006. William A. Robotham is a certified public accountant and the executive partner for Pisenti & Brinker LLP. He has served as the partner-in -charge of the Auditing and Accounting department, the Tax department and the Management Advisory Services department. He joined the firm in 1966, became a partner in 1969 at twenty-seven years of age, managing partner in 1983 and executive partner in 1996. Mr. Robotham currently works in tax, general practice and management consulting for the firm. He is also a director of American River Bankshares, a publicly-held company listed on NASDAQ. Mr. Robotham is Chairman of the audit committee and is a member of other committees of American River Bankshares. He also serves on the regional board of North Coast Bank and is Chairman of the Board, President and CEO of Randal Nutritional Products, Inc. Mr. Robotham is a member of the American Institute of Certified Public Accountants and the California Society of Certified Public Accountants.

     Mr. Robotham, with over forty years in public accounting and public company directorship experience, brings vast business knowledge to the Company in helping to develop sound business practices. As the Company continues to grow, Mr. Robotham will be relied upon to help the Company develop adequate internal controls.

     THOMAS HAKEL, DIRECTOR - Mr. Hakel has been a Director of the Company since 2001, and served as Secretary from November 2005 to November 2008. He has extensive experience in corporate finance and business development. Since 1998, Mr. Hakel has been the founder and manager of International Commerce Group, LLC, a business consultancy organization working primarily with emerging stage technology companies. He also served as the CEO of Accerra Corporation, a web based communications and marketing service from 2003 to April 2004. From 1997 to 1999, Mr. Hakel was co-founder of DTI Network Services, LLC and ICN/CommSource Network Services, LLC, which bought international undersea network fiber optic cable capacity. Prior to that, Mr. Hakel was Executive Vice President at World Change Communications ("WXC"), a telecommunications company with over $400M in annual revenues from 1996 to 1997. In both consulting and operational roles, Mr. Hakel has assisted numerous companies with the development of strategic plans, debt and equity financing and mergers and acquisitions, including transactions involving companies in the software, telecom equipment, financial services and internet industries. He is a Certified Public Accountant and received a Bachelors of Science Degree in computer science from California State University, Sonoma in 1985.

     Mr. Hakel’s entrepreneurial background, analytical ability and creative thinking is an asset to the Company. His experience in finance and deal structure will continue to assist the Company as it executes its business strategy to consolidate the compatible toner market.

     CHAD SOLTER, DIRECTOR – Mr. Solter has been a Director of the Company since April 3, 2009. Mr. Solter was the founder of iPrint Technologies, Inc. which was engaged in providing printing supplies and service to a variety of companies including Fortune 1000 companies, nationwide from 2005 until the Company acquired that business on October 31, 2008. Mr. Solter now serves as President of the Company's iPrint subsidiary. Prior to founding iPrint, from 1996 to 2005 he was the Director of Sales for JDI Technologies, which was engaged in providing printing supplies and service to a variety of companies including Fortune 1000 companies, in Calabasas , California. Mr. Solter received a Bachelor’s Degree in Speech Communications from California State University, Northridge, in 1999.

     Mr. Solter is looked upon by the Board of Directors to provide valuable insight as the industry expert within the Company. His years of experience, within the Printer Supplies industry and his vendor relationships, will continue to help the Company execute on both its organic growth strategy and acquisition strategy.

     GREGORY CURHAN, DIRECTOR – Mr. Curhan has been a director since September 24, 2009. Mr. Curhan is currently the President and CEO of CleanTech Capital Consulting, Inc. Prior to this, Mr. Curhan served as Executive Vice President of Merriman Curhan Ford Group, Inc. He also was President, Chairman of the Commitment Committee and Head of the CleanTech investment banking team of Merriman Curhan Ford & Co. , the investment banking subsidiary of Merriman Curhan Ford Group, Inc., where he worked from January 2002 to January 2009. Previously, he served as Chief Financial Officer of WorldRes.com from May 1999 through June 2001. Prior to joining WorldRes.com, Mr. Curhan served as Director of Global Technology Research Marketing and Managing Director, Specialty Technology Institutional Equity Sales at Merrill Lynch & Co. from May 1998 to May 1999. From 1993 through 1998, Mr. Curhan served as Partner, Director of Equities, and as Managing Director, Research Analyst at Volpe Brown Whelan. Mr. Curhan was a founder and principal of the investment advisor Curhan, Merriman Capital Management from July 1988 through December 1992. From 1985 to 1988, Mr. Curhan was Vice President, Institutional Sales at Montgomery Securities, and was a Financial Analyst at Merrill Lynch from 1983 to 1985. Mr. Curhan earned his Bachelor of Arts degree, summa cum laude, from Dartmouth College. Mr. Curhan served as a Director of Power Efficiency Corporation (OTCBB: PEFF) which designs, develops, markets and sells proprietary solid state electrical devices designed to reduce energy consumption until March 29, 2010. Mr. Curhan also served on the board of MCF Asset Management, which is a registered investment advisor from 2006 to 2007.

     Mr. Curhan brings years of experience in financing small-cap companies. This knowledge of the capital markets will greatly assist the Company in connection with financing and acquisition matters.

     AARON L. BRINKER, Chief Operating Officer - Mr. Brinker became Chief Operating Officer of the Company in July 2006. Since 2004, Mr. Brinker has been the founder and General Partner of MAS Enterprises, GP, which successfully opened and manages two Fantastic Sams franchise hair salons in the East Bay area of San Francisco. Fantastic

Sams is the world's largest full service hair care franchise with salons located throughout the United States, Canada, Singapore, Taiwan and Japan. From 1998 to 2004, Mr. Brinker served as a Director of SVB Capital. SVB Capital is the private equity arm of SVB Financial Group (Nasdaq: SIVB), a $4 billion financial services firm serving companies in the technology, life science, private equity and premium wine markets. Mr. Brinker helped raise, invest, and manage SVB Capital's first two venture capital funds in excess of $385 million. From 2002 to 2005, Mr. Brinker also served as Board Member and Treasurer of Friends for Youth, a non-profit organization dedicated to providing youth mentoring services. He also volunteers as a wish grantor for Make-A-Wish Foundation, which grants the wishes of children with life -threatening medical conditions. Mr. Brinker earned a Bachelor of Science degree in Finance from Santa Clara University in 1998.

     RYAN VICE, Chief Financial Officer - On July 7, 2006, the Board of Directors elected Ryan Vice to serve as Chief Financial Officer of the Company. Mr. Vice has also served as the Company’s Secretary since October 2008. Mr. Vice has over 14 years of experience in corporate finance, accounting and business development. From 1999 to 2006, Mr. Vice was the corporate controller and primary financial officer for North Bay Corporation, a refuse and recycling company, with over 20 subsidiaries and over 150,000 customers. Mr. Vice oversaw all aspects of the accounting and finance functions of the company including budgeting, forecasting and preparing the consolidated financial statements of multiple operating companies. From October 1996 to April 1999, Mr. Vice practiced public accounting with Pisenti & Brinker LLP. Mr. Vice is a Certified Public Accountant and also a Real Estate Broker licensed by the California Department of Real Estate and a member of the National Association of Realtors. Mr. Vice earned his Bachelor of Science in Finance from California State University, Sacramento in 1995.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
									Non- qualified Deferred Compen- sation Earnings
								Non-Equity Incentive Plan Compensa- tion ($)

										All Other Compen- sation ($)
Name and Principal Position				Stock Awards(1) ($)		Option Awards(1) ($)
			Bonus ($)									Total ($)
	Year	Salary ($)
--------------	------	--------	--------	---------		--------		----------	----------	---------		-------
Chuck Mache,CEO *	2009	$127,692	-		$-	$74,101	(2)	-	-	$6,000	(5)	$197,793

Daniel J. Brinker,	2009	$ 71,123	-		$-	$48,356		-	-	$1,200	(5)	$120,679
CEO *	2008	$180,000	-		$-	$32,596	(6)	-	-	$7,200	(5)	$219,796
	2007	$180,000	-	$		$21,187	(7)	-	-	$7,200	(5)	$208,387

Aaron L. Brinker,	2009	$140,000	-		$-	$14,154		-	-	$9,000	(5)	$163,154
COO	2008	$140,000	-		$-	$13,150		-	-	$9,000	(5)	$162,150
	2007	$137,308	-	$		$6,538		-	-	$9,000	(5)	$152,846

Ryan P. Vice, CFO	2009	$125,385	-		$-	$23,547		-	-	$4,200	(5)	$153,132
	2008	$120,000	-		$3,750	$13,058		-	-	$4,200	(5)	$141,008
	2007	$ 95,192	-		$7,500	$4,704		-	-	$4,200	(5)	$111,596

Andrew Beaurline,	2009	$ 24,000			$-	$22,398		-	-	$-		$46,398
VP of Corporate	2008	$180,000	$60,150		$-	$96,523		-	-	$7,200	(5)	$283,723
Development**	2007	$176,539	-		$-	$93,026		-	-	$7,200	(5)	$276,765

Michael V. Ducey,	2009	$ 31,731	-		$-	$20,019		-	-	$-		$51,750
VP of Sales &	2008	$150,000	-		$-	$43,154		-	-	$-		$193,154
Marketing***	2007	$ 89,453	-		$-	$20,417		-	-	$-		$109,870
----------------------------------------------------------------------------------------------------------------

* Daniel J. Brinker served as President and Chief Executive Officer until February 2, 2009. He was replaced by Chuck Mache as CEO on the same date.

**Andrew Beaurline served as VP of Corporate Development until February 1, 2009. He was subsequently terminated on December 31, 2009.

***Michael Ducey served as VP of Sales of Marketing until February 1, 2009, at which time he became the president of our NC TonerServ LLC division. In May 2009, Mr. Ducey resigned from the Company.

(1) The value for Stock Awards and Option Awards in the table above represents the grant date fair value in accordance with FASB ASC 718 (formerly FAS 123R)

(2) Of the Option Awards to Chuck Mache, $62,728 relates to his services as a Director of the Company.

(5) All other compensation relates to monthly auto allowances.

(6) Of the Option Awards to Daniel J. Brinker, $6,082 relates to his services as a Director of the Company.

(7) Of the Option Awards to Daniel J. Brinker, $8,109 relates to his services as a Director of the Company.

EMPLOYMENT ARRANGEMENTS

     We do not currently have any formal employment agreements with current or proposed Executive Officers.

     Chuck Mache has served as our President and Chief Executive Officer since February 2, 2009. Mr. Mache has a base compensation of $ 180,000 per year and a $600 monthly auto allowance. Mr. Mache has an opportunity to achieve cash bonus. The bonus will be based upon criteria set by the Board of Director's compensation committee.

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

     Ryan Vice, our Chief Financial Officer, has a compensation package that provides for base compensation of $125,000 per year. Mr. Vice's salary will be reviewed annually thereafter by the Board of Director's compensation committee. Mr. Vice has an opportunity to achieve cash bonus equal to 25% of his base salary and a $ 350 monthly auto allowance. The bonus will be based upon criteria set by the Board of Director's compensation committee.

     Andrew Beaurline, our Senior Vice President of Corporate Development and Strategy until February 1, 2009, had a compensation package that provides for base compensation of $180,000 per year and a $600 monthly auto allowance. On February 12, 2009, the Company entered into a new compensation arrangement with Mr. Beaurline effective February 1, 2009. Mr. Beaurline received an annual salary of $24,000 and received deferred bonuses totaling $33,650 during 2009. At December 31, 2009, Mr. Beaurline was terminated.

2009 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

	Option Awards
	----------------------------------------------------------------------------------
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securi- ties Un- Unearned Options (#)

				Option Exercise Price ($)	Option Expiration Date

Name
-----------------	---------------	------------	-------------	---------------	----------
Chuck Mache	300,000	300,000	-	$0.200	11/28/2017
Chuck Mache	833,325	2,000,000	-	$0.280	4/10/2018
Chuck Mache	95,238	2,000,000	-	$0.100	5/15/2019
Daniel J. Brinker	694,277	900,000	-	$0.165	7/7/2016
Daniel J. Brinker	300,000	300,000	-	$0.165	10/2/2016
Daniel J. Brinker	529,060	1,000,000	-	$0.230	7/8/2018
Aaron L. Brinker	347,133	450,000	-	$0.165	7/7/2016
Aaron L. Brinker	105,812	200,000	-	$0.230	7/8/2018
Ryan P. Vice	231,422	300,000	-	$0.150	7/7/2016
Ryan P. Vice	264,524	500,000	-	$0.230	7/8/2018
Ryan P. Vice	-	500,000	-	$0.150	7/30/2019
Andrew Beaurline	3,238,094	4,000,000	-	$0.150	9/19/2016
Andrew Beaurline	105,812	200,000	-	$0.230	7/8/2018
----------------------------------------------------------------------------------------------------------------

COMPENSATION OF DIRECTORS

     The Chairman of the Board currently receives compensation of $24,000 per year. Other Members of the Board of Directors do not currently receive any cash compensation for their services as Directors. However, some of our Directors have received consulting fees from the Company and certain Directors have received options to purchase shares of our Common Stock. To attract and keep Board members the Company may grant options to Board members in the future.

     On April 10, 2008, the Board of Directors granted options to Chuck Mache, who was then Chairman of the Board, to purchase 2,000,000 shares of common stock. The exercise price of these options was $0.28 per share with a vesting period of 48 months.

     On July 8, 2008, the Board of Directors granted options to William A. Robotham, director and Thomas Hakel, director, to purchase 300,000 shares of common stock. The exercise price of these options was $0.23 per share with a vesting period of 48 months.

     On July 30, 2009, the Board of Directors granted options to Chad Solter, director purchase 300,000 shares of common stock. The exercise price of these options was $0.15 per share with a vesting period of 24 months.

     On September 1, 2009, the Board of Directors granted options to Gregory Curhan, director to purchase 300,000 shares of common stock. The exercise price of these options was $0.12 per share with a vesting period of 12 months.

2009 DIRECTOR COMPENSATION TABLE
	Fees Earned or Paid in Cash ($)					Non-Equity Incentive Plan Compen- sation ($)	Non- qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)
			Stock Awards(1) ($)	Option Awards(1) ($)
									Total ($)
Name
----------------	-----------		---------	------------		----------	---------	--------	---------

William Robotham	$-0-		-	10,023	(2)	_	_	_	$10,023

Thomas Hakel	$-0-		-	10,023	(3)	_	_	_	$10,023

Chad Solter	$-0-		-	11,472	(4)	_	-	-	$11,472

Gregory Curhan	$24,000	(7)	-	12,152	(5)	-	-	-	$36,152

Steven R. Jensen*	$-0-		-	3,069	(6)	-	-	-	$3,069

       *Mr. Steve Jensen resigned as director of the Company on August 11, 2009.

(1) The value for Option Awards in the table above represents the grant date fair value in accordance with FASB ASC Topic 718. The dollar amount for each individual varies depending on the number of options held, the fair value of such options, and the vesting terms of such options.

(2) As of December 31, 2009, $24,223 of the Option Awards held by Mr. Robotham were unvested.

(3) As of December 31, 2009, $24,223 of the Option Awards held by Mr. Hakel were unvested.

(4) As of December 31, 2009, $233,914 of the Option Awards held by Mr. Solter were unvested. This amount includes $207,728 which is compensation related to the asset purchase of iPrint Technologies, Inc. and $26,186 relates to compensation as a Director.

(5) As of December 31, 2009, $17,013 of the Option Awards held by Mr. Curhan were unvested.

(6) As of December 31, 2009, all of the Option Awards held by Mr. Jensen were fully vested.

(7) Represents amounts paid for consulting services performed for the Company.

2005 STOCK INCENTIVE PLAN

     On December 15, 2005, the Board of Directors adopted a new Stock Incentive Plan (the "2005 Plan"), which was approved by our shareholders in February 2006. The 2005 Plan allowed the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and service providers (consultants) to American TonerServ. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of American TonerServ. The Board of Directors determines vesting provisions at the time options are granted. In July 2006, the shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 2,500,000 to 7,000,000 shares (after giving effect to the ten for one (10 for 1) stock split), subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. On September 29, 2006, the Board of Directors and our shareholders approved an increase in the total number of shares of Common Stock subject to options under the 2005 Plan from 7,000,000 to 8,400,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and so forth. On April 19, 2007, the Board of Directors authorized a 1,600,000 increase in the plan to 10,000,000 shares, which was approved by a majority of the stockholders. The total number of shares authorized to be granted under the 2005 plan was 10,000,000 at December 31, 2009. The option price must be satisfied by the payment of cash and will be no less than 100% of the fair market value of the Common Stock on the date the option is granted for Incentive Stock Options and 85% of the market value for non-qualified options.

     As of January 1, 2009, no more options to purchase shares of common stock were allowed to be granted under the 2005 Stock Incentive Plan. A total of 666,300 options to purchase shares were forfeited due to termination of employment.

2008 STOCK INCENTIVE PLAN

     On April 10, 2008, the Board of Directors adopted a new Stock Incentive Plan (the "2008 Plan"), which was approved by our shareholders in April 2008. The 2008 Plan allows the Board of Directors to grant stock options from time to time to employees, officers and directors of the Company and service providers (consultants) to American TonerServ. The Board of Directors has the power to determine at the time the option is granted whether the option will be an Incentive Stock Option (an option that qualifies under Section 422 of the Internal Revenue Code of 1986) or an option that is not an Incentive Stock Option. However, Incentive Stock Options will only be granted to persons who are employees or officers of American TonerServ. The Board of Directors determines vesting provisions at the time options are granted. The total number of shares authorized to be granted under the 2008 plan was 15,000,000 at December 31, 2009.

     During 2009, a total of 5,875,000 options to purchase shares of common stock were granted under the 2008 Stock Incentive Plan. All of these options to purchase shares were granted to directors, officers, employees and consultants of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     The following table sets forth the number and percentage of shares of our $.001 par value common stock and preferred shares owned beneficially, as of March 30, 2010, by any person who is known by us to be the beneficial owner of 5% or more of such common stock, by all Directors and Executive Officers individually, and by all Directors and Executive Officers as a group. Information as to beneficial ownership is based upon statements furnished to us by such persons.

Amount of
Name and Address	Beneficial	Percentage
of Beneficial Owner	Ownership	of Class
-------------------	-------------	--	---------	--
BRAM Enterprises	6,714,729	(1)	7.0%
3562 Round Barn Circle, Suite 300
Santa Rosa, CA 95403

Daniel J. Brinker, Director	6,832,025	(2)	7.0%
420 Aviation Blvd. , Suite 103
Santa Rosa, CA 95403

Aaron L. Brinker, Officer	4,574,922	(3)	4.8%
729 Cumberland Ct.
Pleasant Hill, CA 94523

Thomas Hakel, Director	4,938,996	(4)	5.1%
1020 Blue Oak Pl.
Santa Rosa, CA 95404

William A. Robotham, Director	12,665,507	(5)	12.1%
3562 Round Barn Circle, Suite 300
Santa Rosa, CA 95403

James Laier	10,356,301	(6)	10.5%
1080 Airport Blvd.
Santa Rosa, CA 95403

Chuck Mache, Officer and Director	4,472,544	(7)	4.5%
1004 Slate Drive
Santa Rosa, CA 95405

Ryan Vice, Officer	1,501,613	(8)	1.6%
PO Box 1989
Santa Rosa, CA 95402

Chad Solter, Director	24,969,055	(9)	26.1%
980 Magnolia Ave. , Ste. 5
Larkspur, CA 94939

MTS Partners, Inc.	29,617,569	(10)	24.8%
980 Magnolia Ave. , Ste. 5
Larkspur, CA 94939

Robert Stanley Colliss	7,500,000	(11)	7.6%
2006 Family Trust
9100 Skyway
Paradise, CA 95969

Earl Engelmann	8,686,580	(12)	9.1%
P. O. Box 781
Ketchum, ID 83340

Steve Jensen	5,380,000	(13)	5.5%
6041 Siesta Lane
Port Richey, Florida 34668

Gregory Curhan, Director	100,000	(14)	0.1%
7 Verona Place
Corte Madera, CA 94925

All Directors and Officers	60,054,663		28.7%
as a group (8 persons)

(1) Includes 5,928,387 common shares held directly by BRAM Enterprises, a general partnership in which Lynn Brinker and William A. Robotham are equal partners, 786,342 shares that are issuable under warrants held by BRAM Enterprises.

(2) Includes 4,017,022 common shares held directly by Daniel J. Brinker; 1,523,337 shares issuable on exercise of options held by Daniel J. Brinker that are exercisable within 60 days; and 1,291,666 shares that are issuable under warrants held by Daniel J. Brinker.

(3) Includes 4,121,977 common shares held directly by Aaron L. Brinker and 452,945 shares issuable on exercise of options held by Aaron L. Brinker that are exercisable within 60 days.

(4) Includes 2,775,455 common shares held directly by Thomas Hakel; 412,500 shares issuable upon exercise of options held by Thomas Hakel within 60 days; and 1,751,041 shares that are issuable under warrants held by Mr. Hakel.

(5) Includes 2,800,643 common shares held by William A. Robotham; 412,500 shares issuable on exercise of options held by Mr. Robotham within 60 days; 800,000 shares issuable upon conversion of Series D preferred Shares; 3,357,364 of the common shares held by BRAM Enterprises in which Mr. Robotham is a partner; and 5,295,000 shares that are issuable under warrants held by Mr. Robotham.

(6) Includes 7,134,891 common shares held by James Laier and 3,221,410 shares that are issuable under warrants held by Mr. Laier.

(7) Includes 1,377,939 common shares held directly by Chuck Mache; 1,626,042 shares that are issuable under warrants held by Chuck Mache and 1,468,563 shares issuable on exercise of options held by Mr. Mache that are exercisable within 60 days.

(8) Includes 1,005,667 common shares held directly by Ryan Vice and 495,946 shares issuable on exercise of options held by Mr. Vice that are exercisable within 60 days.

(9) Includes 23,694,055 of the common shares held by MTS Partners, Inc. of which Mr. Solter is a 80% shareholder; 1,000,000 shares issuable under warrants held by Chad Solter; 200,000 shares that are issuable upon conversion of Preferred D shares and 75,000 shares issuable on exercise of options held by Mr. Solter that are exercisable within 60 days.

(10) Includes 5,847,953 common shares held MTS Partners, Inc. and 23,769,616 that are issuable under warrants within 60 days.

(11) Includes 4,200,000 common shares held by The Robert Colliss 2006 Family Trust and 3,300,000 shares that are issuable under warrants held by The Robert Colliss 2006 Family Trust.

(12) Includes 1,627,830 common shares held by Earl Engelmann; 6,800,00 shares issuable upon conversion of Series D Preferred Shares and 258,750 shares that are issuable under warrants held by Mr. Engelmann.

(13) Includes 3,300,000 common shares held directly by Steve Jensen; 190,000 issuable on exercise of options held by Mr. Jensen that are exercisable within 60 days; and 1,800,000 shares that are issuable under warrants held by Mr. Jensen.

(14) Includes 100,000 shares issuable upon exercise of options held by Greg Curhan within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

     The following table provides information about the Common Stock that may be issued upon the exercise of options, warrants and rights under all of our existing equity compensation plans as of December 31, 2009.

Number of
Securities Remain-
ing Available for
Future Issuance
	Number of Secure-		Under Equity
	ties to be Issued	Weighted-Average	Compensation Plans
	upon Exercise of	Exercise Price of	(excluding secure-
	Outstanding Options,	Outstanding Options,	ties reflected
	Warrants and Rights	Warrants and Rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity Compensation
Plans approved by	8,841,900	$0.19
Stockholders
Equity compensation
plans not approved	11,650,000	$0.20	4,575,000
by Stockholders

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On March 31, 2008, Chuck Mache, Director, Thomas Hakel, Director, and Michael Ducey, Senior Vice President of Sales and Marketing, converted their one Note Unit that was purchased on December 28, 2007, into the Company’s common stock and warrant offering.

     On April 8, 2008, William Robotham, director, converted $100,000 of an advance to the Company into one unit of the Company’s convertible note offering. Each unit consisted of a $ 100,000 note with 57,500 warrants and is convertible into a future equity offering of the Company.

     On August 8, 2008, the board of directors retroactively approved interest from June 2007 forward of eight percent per annum on the advances made to the Company by William Robotham and Thomas Hakel.

     At December 31, 2008, the Company had outstanding payables to Daniel Brinker, President and Chief Executive Officer, of $3,595, Thomas Hakel, Director, of $80,000 and accrued interest of $16,296 and William Robotham, Director of $90,000 and accrued interest of $ 17,678. These payables related to advances for operating capital to the Company during the Company's transition into a public company and during the implementation of the Company's acquisition strategy.

     In October of 2008, the Company extended its line of credit with a bank to support Stand-By Letters of Credit for $835,000. The guaranties of Daniel J. Brinker, William Robotham and Thomas Hakel, directors of the Company, continued on this line of credit.

     During the period from October to December 2008, Daniel J. Brinker, William Robotham, Thomas Hakel and Chuck Mache, directors the Company, guaranteed convertible notes that were sold in a private offering. As compensation for providing the guarantees, the directors received a total of 2,393,750 warrants to purchase shares of the Company’s common stock at $ 0.30 per share through January 2012.

     During January 2009, Tom Hakel, a director of the Company, received warrants to purchase 125,000 shares of common stock as compensation for personally guaranteeing a note through the Company’s convertible note and warrant offering.

     During March 2009, the Company sold 100,000 shares of Series D Preferred Stock (Series D Shares) for $100,000 to Chad Solter, who became a director of the Company in April 2009.

     During May 2009, William Robotham, Dan Brinker, Tom Hakel and Chuck Mache, directors of the Company, received warrants as compensation for personally guaranteeing the Company’s line of credit to secure vendor terms through Standby Letters of Credit (SBLC’s) in the amount $1,200,000. Warrants to purchase a total of 4,000,000 shares of the Company's common stock were issued to these persons.

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

     On December 22, 2009, Chad Solter, Director, advanced the Company $150,000 for working capital. This advance is to be paid back at $10,000 per month until paid in full, and is included in notes payable.

     On December 31, 2009, William Robotham, Director, advanced the Company $100,000. This advance is included in shareholder advances at December 31, 2009 and was repaid on January 5, 2010.

     At December 31, 2009, the Company had outstanding payables to Daniel Brinker, Director, of $3,595, Chuck Mache, CEO and Director, of $10,000, Aaron Brinker, COO of $21,903, Thomas Hakel, Director, of $57,000 and accrued interest of $11,052 and William Robotham, Director of $155,000 and accrued interest of $24,932. These payables related to advances for operating capital to the Company during the Company's transition into a public company and during the implementation of the Company's acquisition strategy and also for general working capital purposes.

     In January 2010, Chuck Mache, CEO, and Ryan Vice, CFO, agreed to personally guarantee a $500,000 convertible note from an investor. Mr. Mache and Mr. Vice will each receive warrants to purchase shares of common stock as compensation for these guarantees. The number of warrants has not yet been determined by the board of directors.

     On March 5, 2010, William Robotham, Director, personally guaranteed a $1,000,000 from an investor to secure Stand-By Letter’s of Credit to secure vendor terms. Mr. Robotham received warrants to purchase 2,000,000 shares of the Company's common stock at an exercise price of $0.05 for a period of five years for guaranteeing this loan.

     On March 30, 2010, the Company entered into another Master Modification Agreement which substantially changed the terms of the notes and other documents and also provided for the issuance of warrants to MTS Partners, Inc., which is owned by Chad Solter, a Director of the Company. The terms of that transaction are discussed in Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Subsequent Events" of this Report.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The following table presents aggregate fees for professional services rendered by Perry- Smith LLP for the audit of the Company's annual financial statements for the fiscal years ended December 31, 2009 and December 31, 2008. Fees billed for other services rendered by them during those periods are also included.

	2009	2008
	-------	-------
Audit Fees (1)	$181,000	$181,000
Audit-Related Fees	-	-
Tax Fees
All Other Fees (2)	$-	$78,000
	-------	-------
Total	$181,000	$259,000
	-------	-------

(1) Audit fees consist of fees for professional services rendered for the audit of the Company’s consolidated financial statements, review of consolidated financial statements included in the Company’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements. These audit fees are sometimes incurred in different accounting periods.

(2) Audit -related fees represent fees for professional services such as merger related services and technical accounting, consulting and research. Fees related to merger related services were capitalized as a cost of the acquisition.

AUDIT COMMITTEE PRE-APPROVAL POLICY

     The Company's independent accountants may not be engaged to provide non-audit services that are prohibited by law or regulation to be provided by it, nor may the Company's principal accountant be engaged to provide any other non-audit service unless it is determined that the engagement of the principal accountant provides a business benefit resulting from its inherent knowledge of the Company while not impairing its independence. The Audit Committee must pre -approve the engagement of the Company's principal accountant to provide both audit and permissible non-audit services. No non-audit services were provided by the independent accountants during the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT
NUMBER	DESCRIPTION
2.1	Asset Purchase Agreement dated as of April 1, 2007, among Optima
Technologies, LLC, a Delaware limited liability company, American
TonerServ Corp. , a Delaware corporation, Optima Technologies,
L. L. C. , a Nevada limited liability company, and Steven R. Jensen. (11)

2.2	Asset Purchase Agreement dated as of December 19, 2007, Among TT
Acquisition, LLC, a Delaware limited liability company, American
Tonerserv Corp. , a Delaware corporation, Tonertype of Florida, LLC, a Florida limited liability company, and David T. Shaver and Clyde
C. Shaver (13)

2.3	Asset Purchase Agreement dated as of October 31, 2008, among
American TonerServ Corp. , iPrint Technologies, LLC, a Delaware
limited liability company, iPrint Technologies, Inc. , a California corporation, Chad Solter, Darrell Tso, and Scott Muckley. (17)

3.1	Certificate of Incorporation, as amended (1)

3.2	Bylaws (1)

3.3	Certificate of Amendment filed January 3, 2005 (1)

3.4	Certificate of Amendment filed March 16, 2006 (3)

3.5	Certificate of Amendment filed August 21, 2006 (4)

3.6	Certificate of Designations, Preferences and Rights of Series C Convertible Preferred Stock (5)

3.7	Certificate of Designations, Preferences and Rights of Series D Convertible Preferred Stock (6)

3.8	Certificate of Designations, Preferences and Rights of Series E Convertible Preferred Stock (7)

10.1	1995 Stock Incentive Plan, as amended (1)

10.2	Office Lease Agreement between Monroe Forsyth, Inc. and American TonerServ Corp. (8)

10.3	Employment Letter with Aaron L. Brinker (9)

10.4	Employment Letter with Ryan Vice (9)

10.5	Stock Repurchase Right Agreement with Ryan Vice (9)

10.6	Contingent Convertible Promissory Note to Tonertype of Florida, LLC (13)

10.7	Consulting Agreement with Tom Hakel (11)

10.8	Coaching and Consulting Agreement with Chuck Mache (11)

10.9	2008 Nonqualified Stock Incentive Plan (12)

10.10	Asset Based Loan Agreement with Celtic Capital Corporation (10)

10.11	Promissory Note due November 30, 2008 to iPrint Technologies, Inc. (14)

10.12	Short-Term Promissory Note No. 1 to iPrint Technologies, Inc. (14)

10.13	Short-Term Promissory Note No. 2 to iPrint Technologies, Inc. (14)

10.14	Long-Term Promissory Note to iPrint Technologies, Inc. (14)

10.15	Security Agreement with iPrint Technologies, Inc. (14)

10.16	Modification of Secured Contingent Promissory Note No. 1, Secured Contingent Promissory Note No. 2 and Secured Convertible Contingent Promissory Note with iPrint Technologies, Inc. (8)

10.17	Modified Secured Promissory Note with iPrint Technologies, Inc. (8)

10.18	Compensation Plan effective February 1, 2009 with Andrew Beaurline (15)

10.18	Compensation Plan effective February 1, 2009 with Michael V. Ducey (15)

10.19	Letter agreement with Azaria Management Group and Steven Jensen to amend promissory note (16)

10.20	Secured Promissory Note to MTS Partners, Inc. dated May 29, 2009 (18)

10.21	ATS HQ Bonus Plan, 2009 (19)

10.22	Compensation Plan for Chuck Mache (19)

10.23	Compensation Plan for Dan Brinker (19)

10.24	Independent Sales Partner Agreement with Mid-America Environmental, LLC. (20)

10.25	Asset Purchase Option Agreement with Mid-America Environmental, LLC. (20)

10.26	Business Lending Confirmation Letter with Wells Fargo Bank dated May 28, 2009. (20)

10.27	Master Amendment Agreement with MTS Partners, et al, dated 12-17-09 (21)

10.28	Second Modification of Modified Secured Promissory Note (21)

10.29	Second Modification of Secured Convertible Contingent Promissory Note (21)

10.30	Second Amendment To Security Agreement (21)

10.31	Third Amendment To Asset Purchase Agreement (21)

10.32	Amendment to Employment Agreement with Chad Solter (21)

10.33	Second Amendment to Asset Purchase Agreement (21)

10.34	Modification of Modified Secured Promissory Note (21)

10.35	Modification Of Secured Convertible Contingent Promissory Note (21)

10.36	Master Amendment Agreement with MTS Partners, et al, dated 3-30-2010 (22)

10.37	Amended and Restated Short-Term Note to MTS Partners 3-30-2010 (21)

10.38	Amended and Restated Long-Term Convertible Note to MTS Partners 3-30-2010 (22)

10.39	Amended and Restated Security Agreement with MTS Partners 3-30-2010 (22)

10.40	Amendment and Restated Employment Agreement with Chad Solter 3-30-2010 (22)

10.41	Initial Warrant to Purchase Shares of Common Stock to MTS Partners 3-30-2010 (22)

10.42	Form of Contingent Warrant to MTS Partners (22)

10.43	Note Purchase Agreement with Galt Asset Management LLC – Filed herewith electronically

10.44	Form of Convertible Note to Galt Asset Management LLC – Filed herewith electronically

10.45	Security Agreement with Galt Asset Management LLC – Filed herewith electronically

10.46	Promissory Note to the James E. Berger and Joann E. Berger Trust – filed herewith electronically

21	Subsidiaries of the Registrant - Filed herewith electronically

23.1	Consent of Perry-Smith LLP, Independent Registered Public Accounting Firm - Filed herewith electronically

14	Code of Ethics (2)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith electronically

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith electronically

32.1	Certification of Chief Executive Officer Pursuant to Section 18 U. S. C. Section 1350 - Filed herewith electronically

32.2	Certification Principal Financial Officer of Pursuant to Section 18 U. S. C. Section 1350 - Filed herewith electronically

--------------

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

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

(3) Incorporated by reference to the Company's Report on Form 8-K dated March 16, 2006.

(4) Incorporated by reference to the Company's Report on Form 8-K dated August 21, 2006.

(5) Incorporated by reference to the Company's Report on Form 8-K dated May 15, 2006.

(6) Incorporated by reference to the Company's Report on Form 8-K dated July 22, 2009.

(7) Incorporated by reference to the Company's Report on Form 8-K dated March 23, 2010.

(8) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

(9) Incorporated by reference to the Company's Report on Form 8-K dated July 7, 2006.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

(11) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007.

(12) Incorporated by reference to the Company's Report on Form 8-K dated April 10, 2008.

(13) Incorporated by reference the Company's Report on Form 8-K dated December 19, 2007.

(14) Incorporated by reference the Company's Report on Form 8-K dated October 31, 2008.

(15) Incorporated by reference the Company's Report on Form 8-K dated February 12, 2009.

(16) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.

(17) Incorporated by reference the Company's Report on Form 8-K dated April 10, 2008.

(18) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

(19) Incorporated by reference the Company's Report on Form 8-K dated May 15, 2009.

(20) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(21) Incorporated by reference the Company's Report on Form 8-K dated December 17, 2009.

(22) Incorporated by reference the Company's Report on Form 8-K dated March 30, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders American TonerServ Corp.

We have audited the accompanying consolidated balance sheets of American TonerServ Corp. and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 17 to the consolidated financial statements, the Company has suffered recurring losses from operations resulting in an accumulated deficit of $25,437,248, and its current liabilities exceed its current assets at December 31, 2009 by $4,291,912. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 17 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     We were not required or engaged to examine the effectiveness of the Company's internal control over financial reporting as of December 31, 2009 and, accordingly, we do not express an opinion thereon.

/s/ Perry-Smith LLP

Sacramento, California
April 9, 2010

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	December 31,
	2009	2008
	-----------	-----------
ASSETS
Current assets
Cash and cash equivalents	$92,872	$4,033
Accounts receivable, net	3,795,301	2,753,445
Inventory, net	1,029,404	774,747
Prepaid expenses and other current assets	95,528	75,716
Deferred compensation	132,533	73,275
	----------	----------
Total current assets	5,145,638	3,681,216
	----------	----------
Intangible assets, net	3,604,035	4,087,036
Goodwill	7,127,999	6,935,468
Property and equipment, net	539,137	644,477
Deferred financing costs	583,916	-
Other assets	51,044	51,044
	----------	----------
Total assets	$17,051,769	$15,399,241
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$-	$39,381
Accounts payable and accrued expenses	4,242,676	3,030,599
Shareholder advances	247,350	173,595
Revolving line of credit	1,751,818	1,346,722
Notes payable - current portion, net	1,687,577	2,038,328
Notes payable - related parties, net	632,653	42,537
Convertible notes payable - current portion, net	729,365	1,767,902
Convertible notes payable - related parties, net	-	138,344
Deferred revenue	146,111	77,245
	----------	----------
Total current liabilities	9,437,550	8,654,653
	----------	----------
Long-term liabilities
Convertible notes payable, net	1,489,779	2,764,091
Convertible notes payable – related parties, net	1,672,986	162,433
Notes payable, net	692,432	929,842
Note payable – related parties, net	264,080	-
Warrant liabilities	683,697	639,193
	----------	----------
Total long-term liabilities	4,802,974	4,495,559
	----------	----------
Total liabilities	14,240,524	13,150,212
	----------	----------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Balance Sheets (continued)

Commitments and contingencies

Stockholders' equity
Series D and E preferred stock, $0.001 par value
50,000,000 shares authorized; 7,801,200
and 0 shares issued and outstanding at
December 31, 2009 and
December 31, 2008, respectively	7,801	-
Common stock, $0.001 par value
450,000,000 shares authorized; 78,625,995
and 77,045,995 shares issued and
outstanding at December 31, 2009 and
December 31, 2008, respectively	78,626	77,046
Additional paid-in capital	28,162,066	24,391,819
Accumulated deficit	(25,437,248)	(22,219,836)
	----------	----------
Total stockholders' equity	2,811,245	2,249,029
	----------	----------
Total liabilities and stockholders' equity	$17,051,769	$15,399,241
	===========	===========

See notes to the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Operations

	December 31,	December 31,
	2009	2008
	-----------	-----------
Revenues
Toner	$25,291,583	$9,858,739
Service	3,908,629	2,886,895
	----------	---------
Total revenues	29,200,212	12,745,634
	----------	---------
Cost of sales
Toner	19,684,562	6,785,666
Service	1,468,392	1,467,145
	----------	---------
Total cost of sales	21,152,954	8,252,811
	----------	---------
Gross profit	8,047,258	4,492,823
	----------	---------
Operating Expenses
Salaries and wages	3,351,487	2,958,862
Sales and marketing	2,354,681	1,014,771
General and administrative	1,978,964	1,750,089
Professional fees and services	1,042,880	767,787
Amortization of intangible assets	716,722	646,136
	----------	---------
Total operating expenses	9,444,734	7,137,645
	----------	---------
Loss from operations	(1,397,476)	(2,644,822)
	----------	---------
Other Income (Expense)
Interest expense	(1,921,039)	(1,549,938)
Fair value of convertible debt	250,000	(293,750)
Change in fair value of warrant liabilities	(74,543)	(159,774)
Other income	6,106	7,288
	----------	----------
Net loss	$(3,136,952)	$(4,640,996)
	===========	===========

Net loss applicable to common stock	$(3,217,412)	$(4,640,996)
	===========	===========

Net loss per common share
Basic and diluted	$(0.04)	$(0.07)
	===========	===========

Weighted average common shares
Basic and diluted	78,160,132	66,464,308
	===========	===========

See notes to the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity
Years Ended December 31, 2009 and 2008

			Preferred		Additional
	Common Stock		Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
	-------------	--------	-----------	--------	-----------	-----------	-----------
January 1, 2008	60,390,956	$60,391	-	-	$19,300,186	$(17,578,840)	$1,781,737

Issuance of common
stock	17,586,692	17,587	-	-	4,381,529	-	4,399,116

Warrants exercised	1,000,000	1,000	-	-	149,000	-	150,000

Stock options
exercised	135,714	136	-	-	20,221	-	20,357

Shares cancelled	(3,050,000)	(3,050)	-	-	(448,200)	-	(451,250)

Issuance of
restricted stock	982,633	982	-	-	258,253	-	259,235

Stock based
compensation	-	-	-	-	730,830	-	730,830

Net loss	-	-	-	-	-	(4,640,996)	(4,640,996)
	---------	------	--------	-------	---------	----------	---------
December 31, 2008	77,045,995	77,046	-	-	24,391,819	(22,219,836)	2,249,029

Issuance of common
stock	250,000	250	-	-	51,250	-	51,500

Issuance of
preferred stock	-	-	7,801,200	7,801	2,092,199	-	2,100,000

Warrants exercised	1,330,000	1,330	-	-	198,514	-	199,844

Stock based
compensation	-	-	-	-	1,428,284	-	1,428,284

Preferred stock
dividends	-	-	-	-	-	(80,460)	(80,460)

Net loss	-	-	-	-	-	(3,136,952)	(3,136,952)
	---------	------	--------	-----	---------	-----------	---------
December 31, 2009	78,625,995	$78,626	7,801,200	$7,801	$28,162,066	$(25,437,248)	$2,811,245
	==========	=======	=========	======	===========	============	==========

See notes to the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008
	-----------	-----------
Operating activities
Net loss	$(3,136,952)	$(4,640,996)

Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	188,428	144,455
Amortization of intangible assets	716,722	646,136
Accretion of notes discount	548,209	357,118
Interest capitalized to notes payable	94,764	-
Change in fair value of warrant liability	74,543	159,774
Fair value of convertible debt	(250,000)	293,750
Gain on sale of property and equipment	(2,883)	(7,222)
Gain on claims settlement	-	(66)
Stock based compensation	422,722	304,041
Amortization of deferred financing costs	362,388	648,297
Provision for doubtful accounts	49,780	37,822

Changes in operating assets and liabilities
Increase in assets
Accounts receivable	(1,091,636)	(266,884)
Inventory	(254,657)	(216,573)
Prepaid expenses and other current assets	(19,812)	(9,209)
Other assets	-	(32,232)
Increase (decrease) in liabilities
Accounts payable and accrued expenses	1,183,449	433,727
Deferred revenue	68,866	(15,344)
	---------	--------
Net cash used in operating activities	(1,046,069)	(2,163,406)
	---------	--------
Investing activities
Acquisitions, net of cash acquired	-	(1,665,077)
Purchase of property and equipment	(86,699)	(187,820)
Proceeds from sale of assets	6,494	8,392
	---------	---------
Net cash used in investing activities	(80,205)	(1,844,505)
	---------	---------
Financing activities
Cash overdraft	(39,381)	39,381
Proceeds from issuance of preferred stock	1,100,000	-
Proceeds from issuance of common stock	-	1,458,000
Issuance of notes payable	1,010,000	1,045,760
Proceeds from issuance of convertible notes
payable	50,000	3,315,000
Proceeds from shareholder advances	271,566	251,345
Payment of shareholder advances	(197,811)	(408,845)
Payment of convertible notes	(69,254)	(100,000)
Payment of notes payable	(1,437,771)	(3,162,972)
Exercise of warrants and options	152,000	170,357
Net proceeds from revolving line of credit	405,096	1,343,722
Dividends paid on preferred shares	(29,332)	-
	---------	--------
Net cash provided by financing activities	1,215,113	3,951,748
	---------	--------
Net increase (decrease) in cash	88,839	(56,163)
	---------	--------
Cash and cash equivalents, beginning of period	4,033	60,196
	---------	--------
Cash and cash equivalents, end of period	$92,872	$4,033
	===========	==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Continued)

	Years Ended December 31,
	2009	2008
	----------	---------
Supplementary information:
Interest paid	$1,023,520	$611,000
	===========	==========

Income taxes paid	$-	$-
	===========	==========

Supplemental schedule of non-cash investing and
financing activities:

Issuance of notes payable and warrants
for acquisitions or asset purchase agreement	$386,252	$2,922,227
	===========	==========

Deferred compensation on restricted stock,
warrant, and option grants to (returns from)
non-employees	$208,477	$(435,750)
	===========	==========

Issuance of common stock to settle accounts
payable	$11,000	$14,247
	===========	==========

Exchange of convertible notes payable for
Preferred stock	$1,000,000	$-
	===========	==========

Issuance of common stock for acquisition
or asset purchase agreement	$40,000	$1,572,500
	===========	==========

Issuance of common stock in exchange
for consulting services	$11,500	$131,000
	===========	==========

Exchange of notes payable for common
stock	$-	$175,000
	===========	==========

Exchange of convertible notes payable
for common stock	$-	$1,025,000
	===========	==========
Exchange of shareholder advance
for convertible note with warrants	$-	$100,000
	===========	==========

Issuance of common stock with note offering	$-	$36,370
	===========	==========

Issuance of warrants to guarantors to
secure debt	$946,304	$-
	===========	==========

See notes to the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

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

2. Summary of Significant Accounting Policies Basis of Presentation:

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries, Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC, iPrint Technologies, LLC and Alpha Laser LLC(collectively referred to as the "Company"). American TonerServ Corp. is the sole member of Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC, iPrint Technologies, LLC and Alpha Laser LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

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

      The Black -Scholes- Merton model is used to value warrants and options. The conversion option, included as a component of convertible debt, is valued using an estimated Private Investment in a Public Entity ("PIPE") price equal to a 20% discount off the fair value of the stock. The convertible notes associated with the acquisition of iPrint are carried at face value as this was not "in-the-money" at inception.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

2. Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents:

     Cash and cash equivalents consist principally of bank deposits. Cash balances are maintained in bank accounts that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to a maximum of $250,000. At December 31, 2009 and 2008, respectively, the Company did not have cash deposits in excess of FDIC insurance limits.

Accounts Receivable:

     Accounts receivable are shown net of allowance for doubtful accounts. In determining the allowance for doubtful accounts, the Company uses specific identification, which includes a reserve on older balances that are disputed or in cases where the Company has knowledge of a potential customer payment issue. A summary of the changes in the allowance for doubtful accounts is as follows:

	2009	2008
	--------	--------
Balance at beginning of year	$110,877	$35,224
Provision for uncollectible accounts	46,628	37,822
Provision from acquisitions (note 15)	3,152	34,852
Write-offs	(37,159)	(9,209)
Recoveries	256	12,188
	--------	--------
Allowance for doubtful accounts	$123,754	$110,877
	=========	=========

Property and Equipment:

     Property and equipment is stated at cost less accumulated depreciation. Property and equipment is depreciated using the straight line method over estimated useful lives, which range from one to seven years. Leasehold improvements are depreciated on a straight line basis over the lesser of the lease term or estimated useful life.

Goodwill and intangible assets:

     The Company tests for impairment of goodwill annually or whenever events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The required two-step approach uses accounting judgments and estimates of future operating results. Changes in estimates or the application of alternative assumptions could produce significantly different results. Impairment testing is done at a reporting unit level. An impairment loss generally is recognized when the carrying amount of the reporting unit’s net assets exceeds the estimated fair value of the reporting unit. The estimates and judgments that most significantly affect the fair value calculation are assumptions related to revenue growth and discount rate. No impairment loss was recognized on goodwill.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

2. Summary of Significant Accounting Policies (Continued)

Goodwill and intangible assets (continued):

     Intangible assets subject to amortization (primarily customer lists and no-compete agreements from acquisitions) are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. The carrying amount of each asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use of such asset group. No impairment loss was recognized on intangible assets subject to amortization.

     During the year ended December 31, 2009, goodwill increased by $192,531 as a result of the formation of Alpha Laser, LLC. During the year ended December 31, 2008, goodwill increased by $5,133,573 as a result of the acquisition of iPrint Technologies, Inc. and the revaluation of the Tonertype customer list.

Deferred financing costs:

     Costs incurred by the Company relating to securing debt (including payments to individuals for the guaranty of debt) are capitalized and amortized over the term of the related debt using the straight- line method which approximates the interest method. When a note is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense. During the year ended December 31, 2009, the Company incurred $946,304 in financing costs paid to both third parties and related parties, in connection with the guaranty of certain debt instruments. Amortization of deferred financing costs charged to interest expense was $362,388 for the year ended December 31, 2009.

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
Years Ended December 31, 2009 and 2008

2. Summary of Significant Accounting Policies (Continued)

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

     In July 2006, the FASB issued guidance on accounting for uncertainty in income taxes. This guidance clarifies the accounting for income taxes by prescribing the minimum recognition threshold as “more -likely-than-not” that a tax position must meet before being recognized in the financial statements. It also provides guidance on derecognition, classification, interest and penalties, accounting for income taxes in interim periods, financial statement disclosure and transition rules.

     The evaluation of a tax position in accordance with this guidance is a two-step process. The first step is recognition: The enterprise determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any litigation. The second step is measurement: A tax position that meets the more-likely -than-not recognition threshold is measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate resolution.

Stock Based Compensation:

     The Company has one stock incentive plan (the "Plan"), administered by the Board of Directors, which provide for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options can no longer be granted from the 1995 and 2005 Plans. Options granted under the 2008 Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 Plan at December 31, 2009 and 2008, was 15,000,000 and 7,500,000, respectively. Options outstanding under the 2005 Plan at December 31, 2009 and 2008 were 10,972,600 and 5,375,000, respectively.

     The 1995 Stock Option Plan has expired but all options outstanding at that time continue in accordance with their respective terms. No new options will be granted under the 1995 Plan and at December 31, 2009 and 2008, there were 19,300 and 32,883 options outstanding under the 1995 Plan, respectively.

     The 2005 Plan has expired but all options outstanding will continue in accordance with their respective terms. Options outstanding under the 2005 Plan at December 31, 2009 and 2008, were 8,275,000 and 9,488,900, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

2. Summary of Significant Accounting Policies (Continued)

Stock Based Compensation (Continued):

     The total number of options granted and outstanding outside of the Company’s plans for the years ended December 31, 2009 and 2008, was 1,225,000 and 725,000, respectively.

     The estimated fair value of equity-based awards is amortized over the awards' vesting period on a straight -line basis. Share-based compensation expense recognized in the consolidated statements of operations relating to stock options for the years ended December 31, 2009 and 2008 was $405,797 and $378,215 respectively. We have not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions:

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
	-----------------	-----------------
Dividend yield	None	None
Expected volatility	90.4-114.4%	35.0-61.5%
Risk-free interest rate	0.5%-2.7%	2.5%-5.1%
Expected terms (years)	5.5-6.3	5.5-6.3

     In the past, the Company has calculated the expected volatility for stock-based awards using the historical volatility for its peer group public companies which has been 35.0%, because sufficient historical data did not yet exist for the Company's stock. As of October 1, 2008, the Company now calculates the expected volatility for stock- based awards using the historical volatility of its own stock which has been trading since October 2006. The risk free interest rates were determined by the rates of the 5 and 7 year treasury bills on the grant date of the options.

     The Company enters into agreements with certain non-employees, including consultants, in which options, warrants, or stock are issued upon execution of the agreement and earned on a straight-line basis over the requisite service period. The grant- date fair value of the shares is recorded as deferred compensation. On a monthly -basis, the shares earned are revalued and compensation expense is recorded in the statement of operations. The unearned shares are also revalued at the end of each reporting period. Deferred compensation for these unearned shares was $852,431 and $73,275 at December 31, 2009 and 2008, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

2. Summary of Significant Accounting Policies (Continued)

Net Loss Per Common Share:

     Net loss per common share has been calculated using the weighted average number of common shares outstanding during the period. Dilutive loss per common share is the same as basic loss per share in all periods, since the impact of outstanding options, warrants, convertible debt and preferred shares is antidilutive.

     All numbers of shares and per share amounts in these financial statements and notes have been adjusted to give effect to the reverse and forward splits, unless otherwise stated. The following securities, which include options, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

	December 31,	December 31,
	2009	2008
	----------	----------

Potential equivalent shares excluded	76,614,933	60,343,909
	==========	==========

Warrant Liabilities:

     The Black-Scholes-Merton option pricing method was used to value the warrants classified as liabilities. A per share value of $0.22 was attached to the warrants which represents the fair value of common stock at December 31, 2009, a 113.4% volatility and a risk free interest rate ranging from 0.67% to 2.03% based on the estimated lives ranging from 1.33 to 3.92 years. At December 31, 2008, a $0.29 per share value was attached to the warrants, a 58.24% volatility and risk free interest rates ranging from 0.37% to 1.55% based on the estimated lives ranging from 0.50 to 4.75 years.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is unknown, at December 31, 2009, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

Segment:

     Based on the Company's integration and management strategies, the Company operates in a single business segment. For the years ended December 31, 2009 and December 31, 2008, all material revenues have been derived from domestic operations. For the years ended December 31, 2009 and December 31, 2008, all long-lived assets were domestically located.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

2. Summary of Significant Accounting Policies (Continued)

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

     During the year ended December 31, 2009, one customer, accounted for approximately $3,500,000 of our revenues, representing approximately 12% of our revenues. During 2008, one customer accounted for approximately $2,400,000 of our revenues, representing approximately 19% of our revenues. At December 31, 2009 one customer, accounted for approximately $466,000 of our accounts receivable, representing approximately 12% of our accounts receivable. At December 31, 2008, the Company did not have any significant customers relating to accounts receivable.

Reclassifications:

     Certain reclassifications have been made to prior period amounts to conform to classifications adopted in the current year.

3. Recently Adopted and Recently Issued Accounting Standards Adopted

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

3. Recently Adopted and Recently Issued Accounting Standards (continued)

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

3. Recently Adopted and Recently Issued Accounting Standards (continued)

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

     On June 30, 2009, the Company adopted accounting standards relating to “Recognition and Presentation of Other-Than-Temporary Impairments”. These standards amend existing other-than- temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other -than-temporary impairments on debt and equity securities. The adoption had no impact on the consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

3. Recently Adopted and Recently Issued Accounting Standards (continued)

Adopted (continued)

     On September 30, 2009, the Company adopted FASB Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.

     On the effective date of FASB Statement No. 168, the Codification will supersede all then -existing non-SEC accounting and reporting standards. All other nongrandfathered non- SEC accounting literature not included in the Codification will become nonauthoritative. The adoption had no impact on the consolidated financial statements.

4. Inventory

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the first-in, first-out (FIFO) method. Inventory balances as of December 31, 2009 and 2008, respectively, were as follows:

	2009	2008
	--------	--------
Finished Goods	$978,664	$709,960
Raw Materials	50,740	64,787
	--------	--------
Total inventory	$1,029,404	$774,747
	=========	=========

5. Intangible Assets

     Intangible assets as of December 31, 2009 and 2008, respectively, were as follows:

	Weighted Average Amortization Period
		2009	2008
	------------	---------	---------
Customer lists	7.0	$5,087,817	$4,854,09
Non-compete contracts	5.0	35,000	35,000
Less accumulated amortization		(1,518,782)	(802,060)
	-----------	---------	---------
	7.0	$3,604,035	$4,087,036
	===========	==========	==========

     Amortization expense for the years ended December 31, 2009 and 2008 totaled $ 716,722 and $646,136, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

5. Intangible Assets (continued)

     Based on identified intangible assets recorded as of December 31, 2009, and assuming that the underlying assets will not be impaired in the future, we expect amortization expenses for each period to be as follows:

Intangibles	2010	2011	2012	2013	2014	Thereafter
-----------------	-------	--------	--------	--------	-------	---------
Customer Lists	$719,453	$719,453	$719,453	$707,293	$484,560	$231,831
Non-competes	7,008	7,008	5,476	2,500	-	-
	--------	--------	--------	--------	-------	--------
Total expense	$726,461	$726,461	$724,929	$709,793	$484,560	$231,831
	=========	=========	=========	=========	=========	=========

6. Property and Equipment

     A summary of property and equipment as of December 31, 2009 and 2008, respectively, is as follows:

	2009	2008
	--------	--------
Leasehold improvements	$111,267	$109,741
Computer hardware	132,460	119,731
Furniture and fixtures	117,186	117,186
Vehicles and equipment	413,062	425,999
Computer software	128,965	61,465
	--------	--------
	902,940	834,122
Less accumulated depreciation	(363,803)	(189,645)
	--------	--------
Total net property and equipment	$539,137	$644,477
	=========	=========

     Depreciation for the years ended December 31, 2009 and 2008, totaled $188,428 and $144,455, respectively.

7. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses as of December 31, 2009 and 2008 are comprised of the following:

	2009	2008
	---------	---------
Trade accounts payable	$3,638,858	$2,384,363
Accrued payroll	342,461	356,465
Sales taxes payable	66,853	110,440
Accrued interest payable	59,997	73,076
Accrued dividends	40,128	-
Other accrued expenses	94,379	106,255
	---------	---------
Total accounts payable
and accrued expenses	$4,242,676	$3,030,599
	==========	==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

8. Lines of Credit:

     The Company currently has two facilities in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. The amount available for SBLC's is $ 1,365,000. These lines were guaranteed by certain officers and directors of the Company until December 1, 2009. On December 1, 2009, $800,000 of the SBLC’s became secured by a cash account held by an existing investor. The investor was compensated 4,000,000 warrants at an exercise price of $0.18. On January 7, 2010 the investor provided an additional $200,000 in SBLC’s and received an additional 1,000,000 warrants as compensation at an exercise price at $0.18 to secure this line until April 1, 2010 for the Company. The remaining $ 365,000 was guaranteed by a director. At December 31, 2009, there was $1,165,000 in outstanding SBLC’s with certain vendors and there were no draws against these.

     The Company has available a $2,500,000 revolving line of credit secured by all of the assets of the Company. The availability of the line is based on eligible accounts receivables. The interest rate on the outstanding balance was eight and one-half percent per annum as of December 31, 2009. This line matures in April, 2011.

9. Notes Payable and Convertible Notes Payable

     As of December 31, 2009 and 2008, convertible notes payable were as follows:

	2009		2008
	------------------------------------		-----------------------------------
	Third	Related	Third	Related
	Parties	Parties	Parties	Parties
	-------	-------	--------	-------
Convertible notes payable	$2,282,600	$2,083,170	$4,980,685	$307,660

Fair value of convertible debt	112,500	-	337,500	25,000
Unamortized discount	(175,956)	(410,184)	(786,192)	(31,883)
	--------	--------	--------	-------
Subtotal	2,219,144	1,672,986	4,531,993	300,777
Less current portion	(729,365)	-	(1,767,902)	(138,344)
	---------	---------	--------	-------
Total long term portion	$1,489,779	$1,672,986	$2,764,091	$162,433
	==========	==========	=========	========

     Interest expense related to accretion of the convertible notes payable discount for the years ended December 31, 2009 and 2008, was $240,655 and $81,850, respectively.

      Interest expense relaed to the interest coupon rate of the convertible notes payable for the years ended December 31, 2009 and 2008, was $312,695 and $147,777, repectively.

      The effective interest rates on the notes range from 10% to 15% for the years ended December 31, 2009 and 2008, repectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

9. Notes Payable and Convertible Notes Payable (continued) As of December 31, 2009 and 2008, notes payable were as follows:

	2009		2008
	-------------------------------		------------------------------
	Third	Related	Third	Related
	Parties	Parties	Parties	Parties
	--------	-------	--------	-------
Gross notes payable	$2,543,638	$927,852	$3,399,660	$50,000
Unamortized discount	(163,629)	(31,119)	(431,490)	(7,463)
	--------	-------	--------	-------
Subtotal	2,380,009	896,733	2,968,170	42,537
Less current portion	(1,687,577)	(632,653)	(929,842)	(42,537)
	--------	-------	--------	-------
Total long term portion	$692,432	$264,080	$2,038,328	$-
	==========	=========	==========	========

     Interest expense related to accretion of the notes payable discount the years ended December 31, 2009 and 2008, was $ 307,554 and $275,278, respectively.

     The following table shows the minimum future principal note payments due within the next five years. This table does not include the adjustment for the fair value of convertible debt or the unamortized debt discounts.

	Years Ended December 31,
Notes Due	2010	2011	2012	2013	2014
-----------------------	----------	---------	---------	--------	---------
Notes Payable	$2,488,909	$743,130	$92,762	$97,884	$48,804
Convertible Notes Payable	731,009	1,959,207	1,300,280	375,274	-
	---------	--------	---------	--------	-------
Total Notes Due	$3,219,918	$2,702,337	$1,393,042	$473,158	$48,804
	==========	==========	==========	=========	========

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

     In 2008, $1,450,000 of 10% convertible notes payable were issued with a detachable warrant to purchase shares of the Company's common stock (the "Warrants"). The notes may be converted, at the option of the holder, into shares of common stock upon the sale and issuance of common stock. At the option of the Holder, the entire outstanding principal amount of these notes may be converted into securities offered on behalf of the Company in an offering resulting in gross proceeds of not less than $5,000,000.

     This option to convert will expire upon the funding of a $5 Million Qualified Offering. The price at which the notes may be converted into common stock will be the price of the $5 Million Qualified Offering.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

9. Notes Payable and Convertible Notes Payable (continued)

     The balance of these convertible notes at December 31, 2009 was $300,000.

     Also in 2008, $1,988,345 of 10% convertible notes payable were issued with a detachable warrant to purchase shares of the Company's common stock (the "Warrants"). The notes are interest only during the first twelve months and then principle and interest is amortized over the next twenty four months. The notes may be converted, at the option of the holder, into shares of common stock at $0.30 per share during the first twelve months of the note.

     During October 2009, the terms of eleven out of fourteen of these notes were modified to add another twelve months of interest only payments and to extend the convertible feature another twelve months.

     On June 2, 2009, the Company amended its note obligation to Brody Enterprises. The original note called for two remaining principal note payments of $200,000 due on January 2, 2009 and January 2, 2010. The Company paid $125,000 toward the payment that was due on January 4, 2009. The remaining principal balance will be amortized over the next 24 months and will mature in May 2011. The balance at December 31, 2009 was $ 212,105 and is included in both current and long-term notes payable based on its maturity schedule.

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

     On December 7, 2009, the Company borrowed $200,000 from Galt Asset Management. The note was subsequently a part of a note purchase agreement that the Company executed on January 12, 2010 (see note 18).

     On December 22, 2009, the Company borrowed $150,000 from MTS Partners, Inc. The note is due back at $10,000 per month until paid in full.

     On December 22, 2009, the Company borrowed $150,000 from an accredited investor for 90 days. This note is due on March 22, 2010. The total amount of interest due at maturity on this note is $ 15,000.

     On December 31, 2009, the Company borrowed an additional $100,000 from Galt Asset Management. The note was subsequently a part of a note purchase agreement that the Company executed on January 12, 2010 (see note 18).

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

9. Notes Payable and Convertible Notes Payable (continued)

     On December 31, 2009, the Company borrowed $50,000 from an accredited investor for 90 days. This note is due on March 31, 2010. The total amount of interest due at maturity on this note is $ 5,000.

     On March 30, 2010, the Company entered into a new Master Amendment Agreement with MTS Partners, Inc., formerly known as iPrint Technologies, Inc., ("MTS Partners"). Pursuant to the Master Modification Agreement the terms of outstanding promissory notes; the security agreement and certain other related documents were amended. The promissory notes held by MTS Partners were replaced by an Amended and Restated Secured Convertible Promissory Note (the "Restated Long- term Note") and an Amended and Restated Secured Promissory Note the ("Restated Short- term Note").

     The Restated Long- term Note is for $ 1,865,187 with an interest rate of 8% per annum. No payments are due until January 1, 2011, but interest shall accrue during such period. Commencing January 1, 2011, this note has a balloon payment due of $590,253 with monthly payments of $47,477 thereafter until paid in full. The maturity date of the Restated Long-Term Note is October 31, 2013; however, payments will be suspended and the maturity date will automatically be extended until October 31, 2015 upon satisfaction of certain conditions by December 31, 2010.

     If the conditions are met, payments will be due beginning on January 31, 2013 at $76,604 per month. The Company reserves the right to pay off the full balance of the note at anytime.

     The future minimum principal note payments outlined above have been adjusted to reflect the payments due as scheduled under the Master Amendment Agreement.

     Outstanding notes payable have coupon interest rates ranging from 5% to 12.5% and mature through 2014.

     Outstanding convertible notes payable have coupon interest rates ranging from 5% to 10% and mature through 2013.

10. Warrant Liabilities

     In conjunction with raising capital through the sale of convertible notes payable (Note 9), the Company issued various warrants to purchase shares of common stock. As the contracts must be settled by the delivery of registered shares and delivery of the registered shares are not controlled by the Company, the fair value of the warrants at the date of issuance was recorded as warrant liabilities on the balance sheet. The fair value of the warrant liabilities at December 31, 2009 and 2008, was $683,697 and $639,193, respectively. The Company recorded an expense as the result of the change in fair value of warrant liabilities of $74,543 and $159,774 in the statement of operations for the years ended December 31, 2009 and 2008, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11. Stockholder’s Equity

Common Stock Warrants

Warrants outstanding as of December 31, 2009, are as follows:

	Exercise		Remaining
	Amount	Price	Life
	--------	-----	---------
Warrants issued in Convertible
Debt Offerings – 2004 to 2007	2,031,250	$0.18	1.75
Warrants issued in Debt
Offering – 2007	555,000	0.30	3.00
Warrants issued in iPrint Debt
Offering – 2008 & 2009	2,456,250	0.30	1.90
Warrants issued in Debt
Offerings - 2008	373,750	0.35	3.35
Warrants issued in Debt
Offerings - 2008	400,000	0.30	3.80
Technologies, Inc.	200,000	0.30	3.83
	---------
Warrants classified as liabilities
at December 31, 2009	6,016,250

Warrants issued in Common Stock
Offerings in 2007 and 2008	18,347,419	0.30	3.02
Warrants issued to Dinosaur Securities	750,000	0.30	2.18
Warrants issued in Equity
Offerings - 2008	541,667	0.30	3.61
Warrants issued to iPrint offering
Guarantors – 2008 & 2009	2,456,250	0.30	1.90
Warrants issued to SBLC Guarantors	5,000,000	0.15	4.41
Warrants issued to IRG	450,000	0.25	4.75
Warrants issued to Investor for SBLC’s	4,000,000	0.18	4.92
	---------
Warrants classified as equity
at December 31, 2009	31,545,336
	---------
Total warrants at December 31, 2009	37,561,586
	==========

Stock - based Compensation

     During March 2008, the Company granted 750,000 warrants to Dinosaur Securities valued at $68,594 and was recognized as compensation during the year ended December 31, 2008. These warrants were granted in conjunction with the early termination of Dinosaur’s investment banking services for the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11. Stockholder’s Equity (continued)

Stock - based Compensation (continued)

     During March 2008, the Company entered into an agreement with Merriman Curhan Ford & Co ("MFC") to represent the Company to act as its exclusive financial advisor to assist in capital raising efforts and general investment banking services. As compensation for MFC's services, they received 1,965,265 shares of the Company's common stock valued at $500,000. Fifty percent of these shares were immediately vested and $255,484 was recognized as compensation during the year ended December 31, 2008. No additional compensation was recognized during the year ended December 31, 2008. On December 3, 2008, the Company formally terminated their agreement with MFC and 982,633 shares of unearned shares were returned to the Company.

     During April 2008, the Company entered into an agreement with a consultant to provide Investor Relations support to the Company. In exchange for these services the company paid $5,000 per month plus 30,000 shares at $0.25 per share. This contract was renewed on August 11, 2008 for $2,500 per month plus an additional 30,000 shares. Stock compensation expense of $15,000 was recorded during the year ended December 31, 2008 for these services.

     During April 2008, the Company entered into an agreement to compensate a consultant for work performed during the first quarter of 2008 in stock valued at $25,000 instead of paying cash. The consultant received 100,000 shares valued at $ 0.25 per share. Stock compensation expense of $25,000 was recorded during the year ended December 31, 2008 for these services.

     During April 2008, the Company entered into an agreement to pay Workplace L. Ferrari, LLC in stock for furniture acquired in December of 2007. Mr. Ferrari's company received 56,984 common shares with a fair value of $14,247.

     During August 2008, the Company entered into an agreement with a consultant for investor and public relations for 30,000 shares of common stock. Stock compensation expense of $7,500 was recorded during the year ended December 31, 2008.

     During August 2008, the Company entered into an agreement with a consultant to provide investor relations and develop business strategies for the Company. The consultant was paid $25,000 in cash and 100,000 shares of common stock to perform these services. The stock was valued at $25,000. The consultant returned 50,000 of these shares to the Company on November 17, 2008. No stock compensation expense was recorded during the year ended December 31, 2008.

     During the period from October 2008 to December 2008, certain directors of the Company received warrants as compensation for personally guaranteeing notes through the Company’s convertible note and warrant offering. The total warrants issued were 2,393,750. The deferred financing cost totaled $227,543 and will be amortized over the life of the related notes.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11. Stockholder’s Equity (continued)

Stock - based Compensation (continued)

     During December 2008, the Company issued 250,000 shares to Rick Cerkleski for full consideration for his referral to iPrint Technologies, Inc. This stock was valued at $0.29 per share for a total value of $72,500. This amount was capitalized as a cost of the acquisition of iPrint.

     During January 2009, a director of the Company received warrants as compensation for personally guaranteeing a note through the Company’s convertible note and warrant offering. Warrants to purchase a total of 125,000 shares of common stock were issued and $6,805 was recorded as deferred financing costs and will be amortized over the life of the note. During the year ended December 31, 2009, $2,174 was amortized.

     During March 2009, the Company entered into an agreement with a consultant for investor and public relations for 50,000 shares of common stock. The stock was valued at $11,500. Compensation expense of $11,500 was recorded during the year ended December 31, 2009.

     During May 2009, certain directors of the Company received warrants as compensation for personally guaranteeing the Company’s line of credit to secure vendor terms through Standby Letters of Credit (SBLC’s) in the amount $1,200,000. Warrants to purchase a total of 4,000,000 shares of the Company's common stock were issued and $287,017 was capitalized and amortized over the six-month period ending December 31, 2009.

     In addition, MTS Partners, Inc. provided SBLC’s to certain of iPrint's vendors in the aggregate of $365,000. As compensation for providing the SBLC’s, MTS received warrants to purchase 1,000,000 shares of the Company's common stock. The Company capitalized and amortized $71,754 of deferred financing costs for the warrants issued to MTS Partners, Inc. during the year ended December 31, 2009.

     During October 2009, the Company entered into a twelve month agreement with an investor relations/public relations firm. For this, the firm received 450,000 warrants at an exercise price of $0.25 per share, which will be earned pro rata over the twelve month term of the agreement. The Company recorded $17,096 in compensation expense for the warrants issued and $31,677 is recorded as deferred compensation. The Company subsequently terminated this agreement in January 2010.

     During November 2009, the Company issued warrants to purchase 4,000,000 shares of common stock to an investor to provide collateral for the Company’s SBLC’s through April 1, 2010. These warrants will vest over the term of the SBLC’s. The Company has recorded $145,182 of amortization for the warrants and $435,546 is recorded as deferred financing costs on the Company’s statement of financial position.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11. Stockholder’s Equity (continued)

Preferred Stock

     During the year ended December 31, 2009, the Company issued 7,800,000 shares, respectively, of Series D Preferred Stock (Series D Shares) to twenty one accredited investors in a private offering for $1,950,000. Included in this amount were convertible notes totaling $ 1,000,000 which were exchanged into the offering. In April 2009, one of the investors became a director of the Company.

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

     On July 30, 2009 the Board of Directors declared a regular preferred stock dividend for the Series D Shares of $.005 per share to the Series D shareholders of record on June 15, 2009. The aggregate amount of the dividend was $15,455, of which $4,455 was paid in cash. One of the shareholders agreed to use his dividend of $11,000 to exercise warrants to purchase 110,000 shares of the Company's common stock in lieu of receiving cash.

     On September 15, 2009 the Board of Directors declared a regular preferred stock dividend for the Series D Shares of $. 005 per share payable to the Series D shareholders of record on September 15, 2009. These dividends were paid in full as of November 16, 2009.

     On December 15, 2009 the Board of Directors declared a regular preferred stock dividend for the Series D Shares of $. 005 per share payable to the Series D shareholders of record on December 15, 2009. This dividend of $39,594 was accrued at December 31, 2009. These dividends were declared but not paid in full as of March 31, 2010.

     In November 2009, the Company issued 1,200 shares of Series E Preferred Stock (Series E Shares) to two accredited investors in a private offering for $150,000.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11. Stockholder’s Equity (continued)

Preferred Stock (continued)

     The Series E Shares are convertible into 1,000 shares of the Company's common stock at the option of the holders after the date of issuance. The holders of the Series E Shares will vote together with the holders of common stock on an "as if converted" basis. The holders of the Series E Shares will also be entitled to vote as a separate class as required by Delaware law. Holders of Series E Convertible Preferred Stock are entitled to receive dividends only when and if declared by the Board of Directors of the Company in an amount of $0.02 per annum payable in cash, stock or in kind due quarterly or on a cumulative basis. In the event of any liquidation or winding up of the Company, the holders of the Series E shares shall be entitled to receive in preference to the holders of common stock and amount of cash equal to $ 0.125 per share plus any cumulated and unpaid dividends.

Restricted Stock

     Restricted stock totaling 1,000,000 shares previously granted to an employee were fully vested at June 30, 2008. Restricted shares have the same voting and dividend rights as the Company's unrestricted common shares.

     On December 4, 2008, the Company entered into an agreement with Monarch Bay Associates (“MBA”) to act as its exclusive financial advisor. In connection with this agreement MBA received 750,000 shares of restricted stock. This restricted stock was to vest as follows; 33.33% upon the closing of the initial financing of at least $350,000 by January 15, 2009, 33.33% upon the closing of the subsequent financing of no less than $2,000,000, and 33.34% upon the closing of and an additional subsequent financing of no less than $2,000,000. All 750,000 shares would be vested if MBA closes financing of no less than $4,000,000 by the end of the term of the Engagement Letter. The Company terminated the agreement October 4, 2009 and the 750,000 shares were returned to the Company unearned.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11. Stockholder’s Equity (continued)

Restricted Stock (continued)

A summary of the changes in restricted stock outstanding during the years ended December 31, 2009 and 2008, respectively is presented below:

		Weighted Average Grant Date Fair Value

	Shares
	---------	---------
Non-vested shares
at January 1, 2008	2,750,000	$0.150
Granted	1,732,633	$0.267
Vested	(1,000,000)	$0.015
Forfeited/Expired	(2,732,633)	$0.091
	---------	------
Non-vested shares
at December 31, 2008	750,000	$0.290
	=========	=======

Non-vested shares
at January 1, 2009	750,000	$0.290
Granted	-	-
Vested	-	-
Forfeited/Expired	(750,000)	$0.290
	--------	------
Non-vested shares
at December 31, 2009	-	-
	=========	=======

     The amount of expense for the year ended December 31, 2009 and 2008, related to restricted stock for non- employees was $0 and $255,484, respectively.

     We have recorded income tax benefits related to the expense for restricted stock issued to non- employees as deferred tax assets; however the deferred tax assets are fully offset by a valuation allowance.

     As of December 31, 2009, there was no unrecognized compensation cost related to restricted stock as it was forfeited due to nonperformance.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

11. Stockholder’s Equity (continued)

Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the years ended December 31, 2009 and 2008, are presented below:

				Weighted Average Remaining Contractual Term (Years)
			Weighted Average Exercise Price
					Aggregate Intrinsic Value

	Shares
	---------		-------	----------	---------
Outstanding at January 1, 2008	9,757,733		$0.22	8.51	$725,750
					==========
Granted	6,842,600		$0.25	-
Exercised	(135,714)		$0.15	-
Forfeited/Expired	(417,836)		$0.32	-
	---------	-	-----	---

Outstanding at December 31,2008	16,046,783		$0.23	8.52	$1,286,650
	==========		======	====	==========

Granted	5,875,000		$0.15	-
Exercised	-		-	-
Forfeited/Expired	(1,429,883)		$0.40	-
	---------		-----	---

Outstanding at December 31, 2009	20,491,900		$0.20	8.09	$900,000
	==========		======	====	==========

Exercisable at December 31, 2008	6,396,266		$0.25	8.00	$647,088
	==========		======	====	==========

Exercisable at December 31, 2009	11,020,153		$0.21	7.43	$441,121
	==========		======	====	==========

     There were no options exercised during 2009. For the year ended December 31, 2008 the total intrinsic value of options exercised was $19,000. As of December 31, 2009, there was $ 1,047,368 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.42 years, of which $100,856 is recorded as deferred compensation. All options outstanding were expected to vest for the years ended December 31, 2009 and 2008, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

12. General and Administrative Expenses

     During the years ended December 31, 2009 and 2008 General and Administrative expenses were comprised as follows:

	2009	2008
	---------	---------
Office lease	$346,568	$258,968
Automobile expense	316,347	390,518
Other	290,005	326,579
Depreciation	188,428	144,455
Telephone	175,296	117,225
Bank and merchant processing fees	172,030	70,051
Travel expenses	142,603	149,884
Outside services	117,982	130,351
Insurance	111,758	84,130
Software licenses	71,319	40,106
Bad debt expense	46,628	37,822
	---------	---------
Total general and administrative expenses	$1,978,964	$1,750,089
	==========	==========

13. Income Taxes

     The Company has no taxable income and has a full valuation allowance on deferred income tax assets. Accordingly, there was no provision for federal and state income taxes for the years ended December 31, 2009 and 2008.

     A reconciliation of the statutory federal rate and the Company's effective tax rate for the year ended December 31, 2009 and 2008, is as follows:

	2009	2008
	------------	------------
Statutory federal income tax rate	(34)%	(34)%
State income taxes net of federal benefit	(6)%	(6)%
Valuation allowance on deferred income tax
assets	40%	40%
	-----------	--------
Effective tax rate	0%	0%
	===========	===========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

13. Income Taxes (continued)

     Significant components of the Company's deferred tax assets and (liabilities) as of December 31, 2009 and 2008, are as follows:

	2009	2008
	---------	---------
Deferred tax assets and liabilities:
Net operating loss carryforwards	$7,784,000	$6,068,000
Stock compensation	1,213,000	884,000
Warrant liabilities	139,000	106,000
Fair value of convertible notes payable	55,000	163,000
Amortization	(535,000)	(325,000)

	---------	---------
Total deferred tax assets, net	8,656,000	6,896,000
Less valuation allowance	(8,656,000)	(6,896,000)
	---------	---------
Net deferred tax assets	$-	$-
	==========	==========

     Net operating loss carryforwards of approximately $20,712,326 for federal and $14,467,521, for state are available as of December 31, 2009, to be applied against future taxable income. The net operating loss carryforwards expire in tax years 2015 through 2029 for federal purposes and in tax years 2012 through 2029 for state purposes. In 2009 and 2008 no operating losses expired for federal or state tax purposes.

     Due to the significant increase in common stock issued and outstanding in 2008 and 2009, Section 382 of the Internal Revenue Code may provide significant limitations on the utilization of net operating loss carryforwards of the Company. As a result of these limitations, a portion of these loss and credit carryovers may expire without being utilized. A valuation allowance has been recorded as a reduction against the net operating loss carry forwards due to the uncertainty of the ultimate realization of future benefits from these net operating losses. The change in valuation allowance for the year ended December 31, 2009 and 2008, was $1,760,000 and $828,000, respectively.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

14. Related Party Balances and Transactions

     At December 31, 2009, the Company had outstanding payables to Daniel Brinker, Director, of $3,595, Chuck Mache, CEO and Director, of $10,000, Aaron Brinker, COO, of $21,903, Chad Solter, Director, of $150,000, Thomas Hakel, Director, of $57,000 and accrued interest of $11,052 and William Robotham, Director, of $155,000 and accrued interest of $24,932. These payables related to advances for operating capital to the Company during the Company's transition into a public company and during the implementation of the Company's acquisition strategy and also for general working capital purposes.

15. Acquisitions

iPrint Technologies, Inc.

     On October 31, 2008, the Company entered into an Asset Purchase Agreement (the "Agreement") with iPrint Technologies, LLC, a Delaware limited liability company and a newly formed, wholly- owned subsidiary of the Company ("Subsidiary"), iPrint Technologies, Inc., a California corporation ("iPrint"), and Chad Solter, Darrell Tso, and Scott Muckley (the "Selling Shareholders"), who own all of the stock of iPrint, relating to the purchase of all of the assets of iPrint's retail business of providing printing supplies and service to a variety of companies. The closing of the Agreement also occurred on October 31, 2008.

     The purchase price for the acquisition consisted of $1,500,000 in cash; $3,500,000 in the form of four promissory notes; 5,847,953 shares of common stock valued at $1,500,000; and warrants to purchase 200,000 shares of the Company's common stock at $ 0.30 per share.

     One of the promissory notes, in the amount of $500,000, and interest at the rate of 10% per annum and was paid in full on November 26, 2008.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

15. Acquisitions (continued)

     Two of the promissory notes (the "Short-Term Notes"), which are each in the amount of $575,000, bear interest at the rate of 5% per annum. One of the Short -Term Notes is due within 120 days after the closing date. The other Short-Term Note is due in full on the earlier of (i) forty- five (45) days following the end of the second full calendar quarter (i.e., January through March, April through June, July through September, or October through December, as applicable) following the Closing Date in which the earnings before interest, taxes, depreciation and amortization ("EBITDA") of the Subsidiary for such period meets or exceeds $ 250,000; (ii) if not paid at the end of the second such quarter, then forty-five (45) days following the end of the first full three consecutive calendar months thereafter in which EBITDA of the Subsidiary for such period meets or exceeds an amount equal to $250,000; or (iii) if not paid before, on the one year anniversary of the closing date. On February 20, 2009, the Company amended its short term note obligations with iPrint Technologies, Inc. These notes were combined into one Modified Secured Promissory Note for $1,150,000. On November 16, 2009, these notes were modified a second time which required the Company to pay 60% of every dollar raised through private offerings to pay down this note. At December 31, 2009 the balance on this note was $627,852.

     One of the promissory notes (the "Long-Term Note"), in the amount of $1,850,000, bears interest at the rate of 5% per annum and due and payable in forty-eight (48) equal monthly installments, commencing on the thirteenth (13) month following the closing date. At the option of the holder, all or a portion of the outstanding principal and unpaid accrued interest of the Long-term Note may be converted into shares of common stock of the Company at a conversion price of (i) $0.50 per share if the conversion occurs on or before the thirteenth (13) month following the closing date, or (ii) $ 1.00 per share if the conversion occurs after the date that is 13 months following the closing date. At December 31, 2009, the balance on this note was $1,875,510 which includes accrued interest.

     The promissory notes are secured by the assets purchased from iPrint other than inventory and accounts receivable.

     On December 17, 2009, the Modified Secured Promissory Note and the Long-Term Note were subsequently modified. The Company entered into a Master Amendment Agreement with MTS Partners, Inc., formerly known as iPrint Technologies, Inc. , ("MTS Partners"), of which Chad Solter, who is currently a Director of the Company, is an owner. The Modified Secured Promissory Note, has been modified a third time to require that the Company make a payment of $350,000 on January 15, 2010 and pay the remaining principal and all accrued interest on February 15, 2010. The Company made the $350,000 payment on January 15, 2010.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

15. Acquisitions (continued)

     The Modified Secured Promissory Note was also amended to eliminate the grace period for payments, which has the effect of permitting MTS Partners to immediately declare a default in the event of a late payment. In the event of a default, the MTS Partners has the right under the security agreement to a return of all of the assets related to the business of iPrint that the Company acquired on October 31, 2008. The Secured Promissory Note was also amended to remove the grace period for applying a 5% late charge in the event of any late payments and other grace periods, and to add additional events that would constitute a default.

     In addition, the Secured Contingent Promissory Note in the face amount of $1,850,000 has been amended to eliminate the grace period for payments, which has the effect of permitting MTS Partners to immediately declare a default in the event of a late payment. In the event of a default, the MTS Partners has the right under the security agreement to a return of all of the assets related to the business of iPrint that the Company acquired on October 31, 2008. The Secured Contingent Promissory Note was also amended to remove the grace period for applying a 5% late charge in the event of any late payments and other grace periods, and to add additional events that would constitute a default. In addition effective November 1, 2009, the interest rate on this note was increased from 5% per annum to 8% per annum. The Secured Contingent Promissory Note is due and payable in forty- eight (48) equal monthly installments of $47,477 commencing in December 2009 and is convertible into shares of the Company's common stock at the option of MTS Partners.

     The 5,847,953 shares of the Company's common stock issued in the transaction are being held in escrow pursuant to an escrow agreement until 24 months after the closing date of October 31, 2008, at which time it will be delivered to iPrint, Inc. The common stock shall be subject to offset in an amount equal to any damages for which the Company or the Subsidiary is entitled to be indemnified pursuant to the Agreement, but only if and to the extent that the principal balance of the Long -term Note has been reduced to zero as a result of the possible adjustments described above.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

15. Acquisitions (continued)

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

Equipment and improvements	$207,537
Inventory	73,462
Customer list	1,584,863
Accounts receivable	1,197,492
Goodwill	4,013,404
Other assets	42,233
Covenant not to compete	15,000
---------
Total assets acquired	7,133,991
---------
Liabilities assumed	(974,187)
---------
Net assets acquired	$6,159,804
==========

The unaudited pro forma combined statements of operations for the year ended December 31, 2008 presented below assumes that the acquisition of certain assets of iPrint Technologies, Inc. were completed on January 1, 2008:

December 31, 2008

----------

Total revenues	23,679,783
----------
Net Loss	$(4,054,126)
===========
Net loss per common share
Basic and diluted	$(0.06)
===========

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

15. Acquisitions (continued)

Mid-America Environmental, LLC

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

     The 7% promissory note, in the amount of $337,800, is payable in equal monthly installments over a 60 month period. The 5% promissory note (the "Contingent Note"), in the amount of $111,800 is payable in fifty-eight (58) monthly installments beginning in June 2009. The principal amount of the Contingent Note shall be increased or decreased on a quarterly basis by the amount which Adjusted EBITDA is above or below a targeted amount. The Contingent Note will also be reduced by the amounts paid as commissions under the independent sales agreement. The balance of these notes at December 31, 2009 was $411,114.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

15. Acquisitions (continued)

Mid-America Environmental, LLC (continued)

     The Asset Purchase Option Agreement also provides that three employees of MAE will be offered an opportunity to serve on the Company's Advisory Board and receive options to purchase an aggregate of 500,000 shares of the Company's common stock for serving on that board when certain performance criteria have been met. At December 31, 2009 these criteria had not been met and no options had been issued.

16.  Defined Contribution Plan

      The Company began offering a 401(k) benefit plan (the "Plan") for its full time employees beginning February 1, 2009.  The Company does not provide any matching contributions and has not made any commitments to do so in the future.  The Plan is administered by a third party and the net asset value at December 31, 2009 was $100,754.

17. Commitments and Contingencies

Operating leases:

     The Company leases six different facilities located in Santa Rosa, CA, Larkspur, CA, Chatsworth, CA, Tampa, FL, Morrisville, NC and Evansville, IN. All of these leases are non -cancelable with various expiration dates ranging from January 2009 through November 2012. The lease payments are subject to annual increases per the lease agreement.

     The following table sets forth future minimum rental payments required under these leases over the next five years.

		Years Ended December 31,
Facility	Total	2010	2011	2012
-----------------------	--------	---------	---------	--------
Santa Rosa, CA	$264,920	$88,305	$90,954	$85,661
Larkspur, CA	1,510	1,510	-	-
Chatsworth, CA	65,772	60,694	5,078	-
Tampa, FL	91,492	84,438	7,054	-
Morrisville, NC	4,125	4,125	-	-
Evansville, IN	30,000	24,000	6,000	-
	--------	-------	--------	--------
Total Rent Due	$457,819	$263,072	$109,086	$85,661
	=========	=========	=========	=========

     Total rent expense including charges for common area maintenance for the years ended December 31, 2009, and 2008, totaled $ 346,568 and $258,968, respectively.

Litigation:

     The Company has been named in various lawsuits during the ordinary course of business. The Company believes it has minimal or no liability. It is management’s opinion that none of these lawsuits will have a material future financial impact on the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

18. Going concern

     The financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company incurred a net loss of $3,136,952 and had negative cash flows from operations of $1,046,069 for the year ended December 31, 2009, an accumulated deficit of $25,437,248 and a working capital deficit of $4,291,912 at December 31, 2009. Cash flows from operations are insufficient to sustain the current level of operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months. During the years ended December 31, 2009 and 2008, the Company raised through private offerings $2,312,000 and $5,560,000 respectively. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

19. Subsequent Events (Unaudited)

     On January 12, 2010, The Company entered into a Note Purchase Agreement with Galt Asset Management, LLC ("Galt"). The Company has delivered to Galt three 10% Convertible Promissory Notes for a total of $400,000 which has been advanced to the Company by Galt. Additional 10% Convertible Promissory Notes for up to $100,000 may be delivered for additional amounts which Galt may provide. The Company has received an additional $50,000 to help fund its telesales division.

     The 10% Convertible Promissory Notes are payable interest only through October 31, 2011 at which time the notes will be payable in full. The 10% Convertible Promissory Notes will be convertible into shares of the Company's common stock beginning in 2011, unless there is an event of default or a change of control of the Company, in which case the notes would become immediately convertible. Until May 1, 2011, the conversion price of the notes will be $ 0.125. After that date, the conversion price of the notes will be the lower of $0.125 per share or 80% of the volume-weighted average price of the Company's common stock for the twenty trading days prior to the conversion date.

     The 10% Convertible Promissory Notes are secured by the customer lists and other intangible assets of two of the Company's wholly-owned subsidiaries; Optima Technologies, LLC and NC TonerServ, LLC.

     As additional consideration for entering into the Note Purchase Agreement, the Company issued to Galt 2,500,000 shares of the Company's common stock valued at $375,000, or $0.15 per share. The value of the stock will be capitalized to deferred financing costs and amortized over the life of the loan.

     On January 14, 2010, the Company borrowed $500,000 from an accredited investor in exchange for a Convertible Promissory Note ("Note") . The Note bears interest at 10% per annum and is payable interest only through January 14, 2011 at which time the Note will be payable in full. The Note is convertible into shares of the Company's common stock at a conversion price of $0.125. The Note is personally guaranteed by Chuck Mache, the Company's President and CEO and Ryan Vice, the Company's Chief Financial Officer.

     As additional consideration for the loan the Company has agreed to issue to the investor 2,500,000 shares of the Company's common stock valued at $375,000, or $0.15 per share. The value of the stock will be capitalized to deferred financing costs and amortized over the life of the loan. The investor also received warrants to purchase 2,500,000 shares of the Company's common stock at $0.125 per share through January 14, 2015. The warrants will be valued at grant date and recorded as a debt discount and amortized over the life of the related loan.  At the grant date, an offsetting liability will be on the balance sheet and subsequently revalued at the end of each reporting period with the difference being recorded in the statement of operations.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2009 and 2008

19. Subsequent Events (Unaudited)

     On March 5, 2010, the Company borrowed $1,000,000 from the James E. Berger and Joann E. Berger Trust (the "Berger Trust"). The funds from this loan are being held by a bank to secure stand -by letters of credits from that bank. Previously, the Berger Trust had deposited the funds directly with the bank as security for the stand-by letters of credit. The Promissory Note is due on March 5, 2011 and bears interest at 10% per annum. One- half of the interest on the notes is payable on a monthly basis, and the remaining interest is payable at maturity along with the principal. As additional consideration for the loan, the Berger Trust received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share. The warrants are exercisable through March 5, 2015. This loan is also personally guaranteed by William Robotham, director. As compensation for this personal guaranty, Mr. Robotham received warrants to purchase 2,000,000 shares of the Company's common stock at $ 0.05 per share. The warrants are exercisable through March 5, 2015. The warrants issued to the Berger Trust and to Mr. Robotham will be valued as of the grant date and capitalized to deferred financing costs and amortized over the life of the loan.

     On March 30, 2010, the Company entered into a modification of its notes with MTS Partners, Inc. Please see Footnote 9 for a description of this subsequent event.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TONERSERV CORP.

Date:	April 9, 2010	By:/s/ Chuck Mache
Chuck Mache
President and Chief Executive
Officer

By:/s/ Ryan Vice
Ryan Vice
Chief Financial Officer and
Principal Accounting Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel J. Brinker	April	9, 2010
Daniel J. Brinker, Director

/s/ Thomas Hakel	April	9, 2010
Thomas Hakel, Director

/s/ William A. Robotham	April	9, 2010
William A. Robotham, Director

/s/ Chuck Mache	April	9, 2010
Chuck Mache, Director

/s/ Gregory Curhan	April	9, 2010
Gregory Curhan, Director

/s/ Chad Solter	April	9, 2010
Chad Solter, Director