Form 10-Q
period 2010-03-31
AMERICAN TONERSERV CORP.
filed 2010-05-14
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File Number: 333-120688

AMERICAN TONERSERV CORP.

(Exact name of registrant as specified in its charter)

Delaware	33-0686105
(State or Other Jurisdiction	(I. R. S. Employer Identification No. )
of Incorporation)

420 Aviation Blvd. Suite 103, Santa Rosa, CA 95403 (Address of Principal Executive Offices)

(800) 736-3515

(Registrant's Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S -T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer (Do not check If a smaller reporting company) [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b- 2 of the Exchange Act). Yes [ ] No [X]

State the shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On May 8, 2010 there were 83,625,995 Common Shares outstanding.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet

          March 31, 2010 (Unaudited) and December 31, 2009  ..........   3

          Condensed Consolidated Statements of Operations (Unaudited)

          Three Months Ended March 31, 2010 and 2009..................   5

          Condensed Consolidated Statements of Cash Flow (Unaudited)

          Three Months Ended March 31, 2010 and 2009..................   6

          Notes to Condensed Consolidated Financial Statements

          (Unaudited) ................................................   8

Item 2.   Management's Discussion and Analysis of Financial

          Conditions and Results of Operation ........................  21

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..  28

Item 4.   Controls and Procedures ....................................  28

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  29

Item 1A.  Risk Factors................................................  29

Item 2.   Unregistered Sales of Equity Securities and Use of

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

                                                    March 31,

2010       December 31,

                                                   (unaudited)       2009

   -----------    -----------

ASSETS

Current assets

 Cash and cash equivalents                         $    15,769    $    92,872

 Short term restricted cash                          1,000,000              -

 Accounts receivable, net                            4,202,150      3,795,301

 Inventory, net                                      1,142,085      1,029,404

 Prepaid expenses and other current assets             155,260         95,528

 Deferred compensation                                  45,078        132,533

                                                   -----------    -----------

     Total current assets                            6,560,342      5,145,638

                                                   -----------    -----------

 Intangible assets, net                              3,422,420      3,604,035

 Goodwill                                            7,127,999      7,127,999

 Property and equipment, net                           566,382        539,137

 Deferred financing costs                            1,510,277        583,916

 Other assets                                           51,044         51,044

                                                   -----------    -----------

     Total assets                                  $19,238,464    $17,051,769

                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

 Accounts payable and accrued expenses             $ 5,011,064    $ 4,242,676

 Shareholder advances                                  121,255        247,350

 Revolving line of credit                            1,965,744      1,751,818

 Notes payable - current portion, net                2,646,679      1,687,577

 Notes payable - related parties, net                  574,611        632,653

 Convertible notes payable - current portion, net    1,684,825        729,365

 Convertible notes payable – related parties, net      533,356              -

 Deferred revenue                                      202,914        146,111

                                                   -----------    -----------

     Total current liabilities                      12,740,449      9,437,550

                                                   -----------    -----------

Long-term liabilities

 Convertible notes payable, net                      1,499,786      1,489,779

 Convertible notes payable – related parties, net      879,363      1,672,986

 Notes payable, net                                    412,690        692,432

 Note payable – related parties, net                         -        264,080

 Warrant liabilities                                   312,317        683,697

                                                   -----------    -----------
Total long-term liabilities                          3,104,156      4,802,974

                                                   -----------    -----------

     Total liabilities                              15,844,605     14,240,524

                                                   -----------    -----------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (continued)

Commitments and contingencies

Stockholders' equity:

 Series D and E Preferred stock, $0.001 par value

  50,000,000 shares authorized; 7,801,200 shares

  issued and outstanding at March 31, 2010

  and December 31, 2009, respectively                    7,801          7,801

 Common stock, $0.001 par value

  450,000,000 shares authorized;

  83,625,995 and 78,625,995 shares issued and

  outstanding at March 31, 2010 and

  December 31, 2009, respectively                       83,626         78,626

 Additional paid-in capital                         31,504,067     28,162,066

 Accumulated deficit                               (28,201,635)   (25,437,248)

                                                  ------------   ------------

     Total stockholders' equity                      3,393,859      2,811,245

                                                  ------------   ------------

     Total liabilities and stockholders' equity   $ 19,238,464   $ 17,051,769

                                                  ============   ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

                                                     Three months ended

                                                          March 31,

                                                  -------------------------

                                                     2010           2009

                                                 -----------    -----------

Revenues

  Toner                                          $ 7,508,539    $ 5,365,225

  Service                                          1,038,802      1,010,890

                                                 -----------    -----------

Total revenues                                     8,547,341      6,376,115

                                                 -----------    -----------

Cost of sales

  Toner                                            5,948,553      4,170,224

  Service                                            522,301        224,486

                                                 -----------    -----------

Total cost of sales                                6,470,854      4,394,710

                                                 -----------    -----------

Gross profit                                       2,076,487      1,981,405

                                                 -----------    -----------

Operating Expenses

  Salaries and wages                                 850,134        877,569

  Sales and marketing                                801,174        489,752

  General and administrative                         547,772        487,280

  Professional fees and services                     220,659        288,657

  Amortization of intangible assets                  181,615        172,181

                                                 -----------    -----------

Total operating expenses                           2,601,354      2,315,439

                                                 -----------    -----------

Loss from operations                                (524,867)      (334,034)

                                                 -----------    -----------

Other Income (Expense)

  Interest expense                                (1,157,110)      (363,400)

  Loss on extinguishment of debt                  (1,454,245)             -

  Change in fair value of warrant liabilities        371,380        417,066

  Other income                                           455          2,754

                                                 -----------    -----------

Net loss                                         $(2,764,387)   $  (277,614)

                                                 ===========    ===========

Net loss per common share

  Basic and diluted                              $     (0.03)   $     (0.00)

                                                 ===========    ===========

Weighted average common shares outstanding

  Basic and diluted                               82,903,773     77,559,328

                                                 ===========    ===========

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                       Three months ended

March 31,

                                                   --------------------------

                                                       2010           2009

                                                   -----------    -----------

Operating activities

    Net loss for the period                       $(2,764,387)   $  (277,614)

Adjustments to reconcile net loss to net cash

   used in operating activities

    Depreciation                                       50,845         45,970

    Amortization of intangible assets                 181,615        172,181

    Accretion of notes discount                        78,604        119,874

    Interest capitalized to notes payable              24,622              -

    Change in fair value of warrant liability        (371,380)      (417,066)

    Stock based compensation                           91,180        112,453

    Amortization of deferred financing costs          835,298              -

    Provision for doubtful accounts                    52,632              -

    Loss on extinguishment of debt                  1,454,245              -

    Other income                                            -         (2,283)

Change in operating assets and liabilities

   Increase decrease in assets

    Accounts receivable                              (459,481)      (180,246)

    Inventory                                        (112,681)      (127,124)

 Prepaid expenses and other current assets         (59,732)      (128,954)

Increase in liabilities

    Accounts payable and accrued expenses             629,674        217,419

    Deferred revenue                                   56,803        129,010

                                                  -----------     ----------

   Net cash used in operating activities             (312,143)      (336,380)

                                                  -----------     ----------

Investing activities

    Purchase of property and equipment                (78,090)             -

    Proceeds from sale of property and equipment            -          2,449

    Change in restricted cash                      (1,000,000)             -

                                                  -----------     ----------

   Net cash (used in) provided by

    investing activities                           (1,078,090)         2,449

                                                  -----------     ----------

Financing activities

    Cash overdraft                                          -        219,483

    Proceeds from issuance of preferred stock               -        125,000

    Proceeds from issuance of notes payable         1,127,921             -

    Repayment of shareholder advances                (122,500)       (35,000)

    Net proceeds from revolving line of credit        213,926        159,961
    Proceeds from issuance of convertible notes       650,000         50,000

    Exercise of warrants                                    -         90,000

    Payment of debt                                  (556,217)      (270,633)

                                                  -----------     ----------

    Net cash provided by financing activities       1,313,130        338,811

                                                  -----------     ----------

    Net (decrease) increase in cash                   (77,103)         4,880

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Continued)

    Cash and cash equivalents, beginning of period     92,872          4,033

                                                   ----------     ----------

    Cash and cash equivalents, end of period       $   15,769     $    8,913

                                                   ==========     ==========

Supplementary information

Interest paid                                      $  458,763     $  255,075

                                                   ==========     ==========

Non cash investing and financing transaction

Deferred compensation on restricted stock,

 warrant, and option grants to (returns from)

 non-employees                                     $    73,970    $   41,113

                                                   ===========    ==========

Issuance of warrants to guarantors to

 secure debt                                       $   876,540    $    6,805

                                                   ===========    ==========

Issuance of stock to

 secure debt                                       $   750,000    $        -

                                                   ===========    ==========

Issuance of common stock in exchange

 for consulting services                           $         -    $   11,500

                                                   ===========    ==========

Warrants issued in connection with

 loss on debt extinguishment                       $ 1,253,949    $        -

                                                   ===========    ==========

Net loss on debt extinguishment related

 to note discounts                                 $   200,296    $        -

                                                   ===========    ==========

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

1.   The Company

     Organization and Business Activity:

     Managed Maintenance Systems, Inc. was incorporated in the state of Delaware on May 30, 1995. During 1995, the Company changed its name to “Q MATRIX, Inc.” In January 2005, the Company changed its name to AMERICAN TONERSERV CORP. (the “Company”). The Company is a leading marketer of compatible and original-equipment-manufactured toner cartridges.  The Company is strategically building a nationwide organization to efficiently serve the printing needs of small- and medium-sized businesses by executing on key organic growth and acquisition initiatives designed to build sales distribution across the country.  In the more than $6.0 billion recycled printer cartridge and printer services industry, the Company offers top-quality, environmentally friendly products and local service teams to its customers.  The Company seeks to grow both organically and through strategic acquisitions. The Company is headquartered in Santa Rosa, California.

2.   Going Concern

     These condensed consolidated financial statements have been prepared on a going concern basis, which assumes that the Company will be able to realize its assets and discharge its obligations in the normal course of business.

     The Company had a loss of $2,764,387 and had negative cash flows from operations of $312,143 for the three month period ended March 31, 2010 and had an accumulated deficit of $28,201,635 and a working capital deficit of $6,180,107 at March 31, 2010. Cash flows from operations are insufficient to sustain the current level of operations.  Thus, the Company has insufficient funds to meet its financial obligations as they become due.

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

The Company raised $1,100,000 through notes payable and $650,000 through convertible notes payable during the three months ended March 31, 2010. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.   Basis of Presentation and Summary of Significant Accounting Policies

     Unaudited Interim Financial Information:

     The accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting only of normal recurring adjustments, which in the opinion of management are necessary to state fairly the financial position and the results of operations for the interim periods. The unaudited condensed consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission ("SEC"), but omit certain information and footnote disclosures necessary to present the statements in accordance with accounting principles generally accepted in the United States of America. Results of interim periods are not necessarily indicative of results for the entire year. These unaudited condensed financial statements should be read in conjunction with the American TonerServ Corp. Annual Report on Form 10-K for the year ended December 31, 2009.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.   Basis of Presentation and Summary of Significant Accounting Policies

    (Continued)

Deferred financing costs:

      Costs incurred by the Company relating to securing debt (including payments to individuals for the guaranty of debt) are capitalized and amortized over the term of the related debt using the straight-line method which approximates the interest method.  When a note is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.  During the three months ended March 31, 2010, the Company incurred $1,761,659 in financing costs paid to both third parties and related parties, in connection with the guaranty and issuance of certain debt instruments.  Amortization of deferred financing costs charged to interest expense was $835,298 for the three months ended March 31, 2010.

Stock Based Compensation:

     The Company has one stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under this Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant.  The total number of shares authorized to be granted under the 2008 Plan was 15,000,000 at March 31, 2010.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis.  Stock-based compensation expense recognized in the consolidated statements of operations relating to stock options for the three month periods ended March 31, 2010 and March 31, 2009 was $91,180 and $112,453, respectively.  The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions. No stock options were granted during the three month period ended March 31, 2010:

  Three months ended

                                   March 31, 2009

                                ------------------

Dividend yield                          None

Expected volatility                 54.67%-56.61%

Risk-free interest rate              1.35%-5.1%

Expected terms (years)                5.5-6.3

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

     Net Loss Per Share:

     Net loss per share has been calculated using the weighted average number of shares outstanding during the period.  Diluted loss per common share are computed similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options, non vested restricted stock, warrants and conversion of convertible debt, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since there is a net loss in each period making the impact of outstanding options and warrants antidilutive.

     The following securities, which include options, non vested restricted stock, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

                                                March 31,       March 31,

                                                  2010           2009

                                              ------------    ------------

     Potential equivalent shares excluded     120,844,515      60,265,354

                                              ===========      ==========

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.   Basis of Presentation and Summary of Significant Accounting Policies

     (Continued)

     Warrant Liabilities:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants.  A per share price of $0.07 was attached to the warrants which represents the fair value of common stock at March 31, 2010, a 115.15% volatility and risk free interest rates ranging from 1.02% to 1.60% based on the estimated lives ranging from 1.67 to 3.58 years, based on an estimated PIPE occurring in the third quarter of 2011.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is unknown, at March 31, 2010, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

     Segment:

     Based on the Company’s integration and management strategies, the Company operates in a single business segment.  For the three months ended March 31, 2010 and 2009, all material revenues have been derived from domestic operations.

4.  Recently Adopted and Recently Issued Accounting Standards

   Adopted

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non-recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 3: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this standard will not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Restricted Cash

At March 31, 2010, the Company had short-term restricted cash of $1,000,000.  This amount was used to collateralize the Company's issuances of Standby Letters of Credit (SBLC’s).

6. Inventory and Inventory Reserve

     Inventory balances as of March 31, 2010 and December 31, 2009, were as follows:

                                     March 31, 2010     December 31, 2009

                                    ---------------     -----------------

                  Finished goods         $1,113,972         $  978,664

                  Raw materials              51,237             50,740

                  Inventory reserve         (23,124)                 -

                                         ----------         ----------

                  Total inventory        $1,142,085         $1,029,404

                                         ==========         ==========

7. Shareholder Advances

During the three months ended March 31, 2010, the Company repaid $122,500 in advances made to the Company by three shareholders, one of which is a director.  At March 31, 2010 accrued interest relating to these advances to the Company was $37,713.

8. Notes Payable and Convertible Notes Payable

On January 12, 2010, The Company entered into a Note Purchase Agreement with Galt Asset Management, LLC ("Galt"). The Company has delivered to Galt three 10% Convertible Promissory Notes for a total of $400,000 which has been advanced to the Company by Galt. Additional 10% Convertible Promissory Notes for up to $100,000 may be delivered for additional amounts which Galt may provide. During the three months ending March 31, 2010, the Company has received an additional $50,000 from Galt to help fund its telesales division.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Notes Payable and Convertible Notes Payable (continued)

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

As additional consideration for entering into the Note Purchase Agreement, the Company issued to Galt 2,500,000 shares of the Company's common stock valued at $375,000, or $0.15 per share. The value of the stock was capitalized to deferred financing costs and will be amortized over the life of the loan. Amortization relating to this stock for the three months ended March 31, 2010, was $44,643.

On January 14, 2010, the Company borrowed $500,000 from an accredited investor in exchange for a Convertible Promissory Note ("Note").  The Note bears interest at 10% per annum and is payable interest only through January 14, 2011 at which time the Note will be payable in full.  The Note is convertible into shares of the Company's common stock at a conversion price of $0.125. The Note is personally guaranteed by Chuck Mache, the Company's President and CEO and Ryan Vice, the Company's Chief Financial Officer.

As additional consideration for the loan the Company issued to the investor 2,500,000 shares of the Company's common stock valued at $375,000, or $0.15 per share.  The value of the stock was capitalized to deferred financing costs and will be amortized over the life of the loan. Amortization relating to this stock for the three months ended March 31, 2010, was $78,125.  The investor also received warrants to purchase 2,500,000 shares of the Company's common stock at $0.125 per share through January 14, 2015. The warrants were capitalized to deferred financing costs and will be amortized over the life of the loan. Amortization relating to these warrants for the three months ended March 31, 2010, was $69,840.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Notes Payable and Convertible Notes Payable (continued)

On March 5, 2010, the Company borrowed $1,000,000 from the James E. Berger and Joann E. Berger Trust (the "Berger Trust").  The funds from this loan are being held by a bank to secure stand-by letters of credits from that bank.  Previously, the Berger Trust had deposited the funds directly with the bank as security for the stand-by letters of credit.  The Promissory Note is due on March 5, 2011 and bears interest at 10% per annum.  One-half of the interest on the notes is payable on a monthly basis, and the remaining interest is payable at maturity along with the principal. As additional consideration for the loan, the Berger Trust received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share, which were valued at $174,375.  The warrants are exercisable through March 5, 2015. This loan is also personally guaranteed by William Robotham, director.  As compensation for this personal guaranty, Mr. Robotham received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share, which were valued at $174,375.  The warrants are exercisable through March 5, 2015. The warrants issued to the Berger Trust and to Mr. Robotham were valued as of the grant date and capitalized to deferred financing costs and will be amortized over the life of the loan.  Amortization relating to these warrants for the three months ended March 31, 2010, was $29,063.

On March 30, 2010, the Company entered into a new Master Amendment Agreement with MTS Partners, Inc., formerly known as iPrint Technologies, Inc., ("MTS Partners"), of which Chad Solter, who is currently a Director of the Company, is an owner.  Pursuant to the Master Modification Agreement the terms of outstanding promissory notes; the security agreement and certain other related documents were amended.  The promissory notes held by MTS Partners were replaced by an Amended and Restated Secured Convertible Promissory Note (the "Restated Long-term Note") and an Amended and Restated Secured Promissory Note the ("Restated Short-term Note").

The Restated Long-term Note is for $1,865,156 with an interest rate of 8% per annum.  The note is convertible at $0.05 per share beginning July 1, 2011.  The beneficial conversion feature of this note was valued at $462,787.  The note is recorded on the balance sheet in convertible notes payable – related parties in both current and long term liabilities. No payments are due until January 1, 2011, but interest shall accrue during such period.  Commencing January 1, 2011, this note has a balloon payment due of $590,253 with monthly payments of $47,477 thereafter until paid in full. The maturity date of the Restated Long-Term Note is October 31, 2013; however, payments will be suspended and the maturity date will automatically be extended until October 31, 2015 upon satisfaction of the following conditions by December 31, 2010 (the “Required Conditions”),

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Notes Payable and Convertible Notes Payable (continued)

      (a)   Reduce Indebtedness.  Reduce, whether by repayment or by conversion into shares of capital stock of ATS, the amount of indebtedness of ATS by at least One Million Five Hundred Thousand Dollars ($1,500,000), excluding any repayment of Solter's Short-term Advance (as defined below).

      (b)   Extend Indebtedness.  Extend the maturity dates of at least Six Hundred Thousand Dollars ($600,000) of indebtedness of ATS (in addition to the indebtedness to be reduced in accordance with the previous section) by at least three (3) years from December 31, 2010.

      (c)   Raise Additional Funds; Extend Repayment of Short-term Advances.  Raise additional funds by issuance of equity securities equal to at least One Million One Hundred Thousand Dollars ($1,100,000); provided, however, the amount of any Short-term Advances (as defined below) that are repaid, extended by at least three (3) years from December 31, 2010, or converted into shares of capital stock of ATS shall be counted for purposes of determining whether ATS has raised such amount.  As used herein, "Short-term Advances" shall mean the series of short-term advances (including the Solter's Short-term Advance (as defined below)) from certain investors, including certain directors, in the aggregate amount of approximately $568,000.

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

The Restated Short-Term Note is for $290,813 with an interest rate of 10% per annum.  No payments are due until January 1, 2011, but interest shall accrue.  Commencing January 1, 2011, this note is payable in full in the amount of $313,558.  The maturity date of the Restated Short-Term Note is January 1, 2011; however, the maturity date will automatically be extended until January 1, 2013 upon satisfaction of the Required Conditions.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

9. Notes Payable and Convertible Notes Payable (continued)

In the event of a default, MTS Partners continues to have the right under the security agreement to a return of all of the assets related to the business of iPrint that the Company acquired on October 31, 2008.

In connection with the execution of the Master Modification Agreement, the Company delivered to MTS Partners warrants to purchase 23,569,616 shares of the Company's common stock at an exercise price of $0.0567.  The Initial Warrants are exercisable immediately and expire on October 31, 2013, however, the expiration date will automatically be extended until October 31, 2015 upon satisfaction of the Required Conditions. These warrants were valued at grant date fair value and are recorded in the loss on the extinguishment of the debt relating to this note modification.

In the event that the Required Conditions are satisfied, the Company will also execute and deliver to MTS Partners warrants to purchase 37,139,233 shares of common stock, to be dated January 1, 2011 but not exercisable until July 1, 2011, at an exercise price equal to the greater of fair market value as of January 1, 2011 (the "Contingent Warrant") or $0.05.

Pursuant to the Master Amendment Agreement, the Company agreed to pay Chad Solter $142,500 outstanding under a short-term advance made by him to the Company at the rate of $10,000 each month until the full amount of the short-term advance is paid in full.

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

10. Loss on Extinguishment of Debt

The following table shows the components which make up the loss on extinguishment of debt as reflected in the Statement of Operations.

Discount – original notes      $  (387,971)

Discount – restated notes          187,675

Initial warrants issued         (1,253,949)

                                ----------

Loss on extinguishment of debt $(1,454,245)

                                ==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

11. Stockholder’s Equity

Common Stock Warrants

Warrants outstanding as of March 31, 2010, are as follows:

            Exercise  Remaining

                                                 Warrants    Price      Life

                                                 ---------   -----   ---------

      Warrants issued in Convertible

        Debt Offerings – 2004 to 2007            6,383,929    $0.07     2.50

      Warrants issued in Debt

        Offering – 2007                            555,000    0.30      2.75

      Warrants issued in iPrint Debt

        Offering – 2008 & 2009                   2,456,250    0.30      1.65

      Warrants issued in Debt

        Offerings - 2008                           373,750    0.35      3.10

      Warrants issued in Debt

        Offerings - 2008                           400,000    0.30      3.55

      Warrants issued to MTS Partners, Inc.        200,000    0.30      3.58

                                                ----------

      Warrants classified as liabilities

  at March 31, 2010                       10,368,929

      Warrants issued in Common Stock

        Offerings in 2007 and 2008              18,347,419    0.30      2.77

      Warrants issued to Dinosaur Securities       750,000    0.30      1.93

      Warrants issued in Equity

        Offerings - 2008                           541,667    0.30      3.36

      Warrants issued to IRG                       450,000    0.25      4.50

Warrants issued to MTS Partners, Inc.     23,569,616    0.07      3.58

                                                ----------

      Warrants classified as equity

        at March 31, 2010                       43,658,702

Warrants issued to iPrint offering

        Guarantors – 2008 & 2009                2,456,250     0.30      1.65

      Warrants issued to SBLC Guarantors        5,000,000     0.15      4.16

      Warrants issued to Investor for SBLC’s    4,000,000     0.18      4.67

      Warrants issued to SBLC Guarantors        2,500,000     0.05      4.91

      Warrants issued to Investor for SBLC’s    1,000,000     0.18      4.75

      Warrants issued to Investor for SBLC’s    2,000,000     0.05      4.91

                                                ----------

      Warrants classified as debt

        issuance costs at March 31, 2010        18,956,250

                                                ----------

      Total warrants at March 31, 2010          72,983,881

                                                ==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

11. Stockholder’s Equity (continued)

Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the three months ended March 31, 2010 is presented below:

                                                       Weighted

                                                        Average

                                            Weighted   Remaining

                                            Average   Contractual  Aggregate

                                            Exercise     Term      Intrinsic

                                  Shares    Price       (Years)      Value

                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2010  20,491,900   $0.20        8.09     $  900,000

Granted                                -       -           -              -
Exercised                              -       -           -              -

  Forfeited/Expired              4,225,000   $0.15        6.58              -

                                ----------   -----        ----     ----------

Outstanding at

March 31, 2010                  16,266,900   $0.21        8.17     $        -

                                ==========   =====        ====     ==========

Exercisable at

March 31, 2010                   8,624,056   $0.22        7.57     $        -

                                ==========   =====        ====     ==========

     There were no options granted during the three-month period ended March 31, 2010.

     As of March 31, 2010, there was approximately $922,239 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.34 years, of which $45,078 is recorded as deferred compensation.  A total of 1,248,666 options vested with a total fair value of $124,103 during the three-month period ended March 31, 2010.  No options were exercised during the three-month period ended March 31, 2010.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

12.  Lines of Credit:

     The Company had two facilities in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. The amount available for SBLC's from these facilities was $1,365,000.  These lines were guaranteed by two directors of the Company and were set to expire on April 1, 2010 for the Company.  On March 5, 2010, the Company issued a note to an investor for $1,000,000 in return for $1,000,000 cash.  This investor received 2,000,000 warrants at an exercise price of $0.05 per share for this note.  This note was guaranteed by a director of the Company, who also received 2,000,000 warrants at an exercise price of $0.05 per share. The note is due in full on March 5, 2011.  The additional $365,000 in SBLC’s were guaranteed by a director were extended through June 30, 2010.

     The Company has available a $2,500,000 revolving line of credit secured by all of the assets of the Company.  The availability of the line is based on eligible accounts receivables.  The interest rate on the outstanding balance was eight and one-half percent per annum as of March 31, 2010. This line matures in April, 2011.

13.  Commitments and Contingencies

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

     The following discussion and analysis of the results of operations and financial condition of the Company should be read in conjunction with the audited financial statements for the period ended December 31, 2009 and the related notes, contained in the Company's Annual Report on Form 10-K and in conjunction with the unaudited financial statements and notes thereto appearing elsewhere in this Form 10-Q.

Three Months Ended March 31, 2010 and 2009

     Revenue. Revenue for the three months ended March 31, 2010 ("Q1 2010") was $8,547,341 as compared to $6,376,115 for the three month period ended March 31, 2009 ("Q1 2009"). The increase in revenue in Q1 2010 was primarily due to the revenue growth associated with the Company’s organic growth strategies.  Revenues from the sale of toner cartridges increased by $2,143,314 for three months ended March 31, 2010 compared to the same period in 2009 due to the revenue associated with the Company’s organic growth strategies. Revenues from service increased by $27,912 for the three months ended March 31, 2010 compared to the same period in 2009 primarily due to increased service contract revenue associated with our Tonertype operations.

     Gross Profit. Gross profit for Q1 2010 increased to $2,076,487 from $1,981,405 in Q1 2009.  The gross profit margin in Q1 2010 was 24.3% compared to a gross profit margin for Q1 2009 of 31.1%. The Company's gross margins decreased compared to Q1 2009 primarily due to the change in product mix from compatible cartridges to OEM cartridges. Additionally, we reduced our pricing in June 2009 to a significant customer to achieve a preferred vendor status.  This status results in significantly increased sales to this customer but at a reduced profit margin.

Salaries and Wages. Salaries and wages expenses were $850,134 for Q1 2010 compared to $877,569 in Q1 2009. The Q1 2010 decrease was due to staff reductions at corporate headquarters.

     Professional Fees and Services. Professional fees and services expenses were $220,659 in Q1 2010 compared to $288,657 in Q1 2009. This decrease was primarily due to a decrease in accounting fees of $58,490 related to our year-end audit as more of these costs were recognized in the previous year.

Sales and Marketing. Sales and marketing expenses were $801,174 for Q1 2010 compared to $489,752 in Q1 2009.  The increase in Q1 2010 was primarily due to the hiring of eight additional ISP’s during 2009 related to the Company’s organic growth strategies and increased commissions paid out due to increased sales subject to commissions.

     General and Administrative. General and administrative expenses were $547,772 in Q1 2010 as compared to $487,280 in Q1 2009. General and Administrative expenses increased due to the overhead associated with the operations of Alpha Laser which began in April 2009.

      Amortization Expense.  Amortization expense was $181,615 in Q1 2010 as compared to $172,181 in Q1 2009.  The increase was due to the asset purchase option agreement with Alpha Laser in April 2009.

     Other (Expense) Income. During the three month period ended March 31, 2010, there was an increase of $793,710 in interest expense as compared to three month period ended March 31, 2009 as a result of the issuance costs related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s).  There was a loss on extinguishment of debt related to the iPrint note modification of $1,454,245 primarily related to the warrants issued in connection with the restructuring. There was a decrease in income related to the change in fair value of warrant liabilities of $45,686 for Q1 2010 versus Q1 2009 due to the decrease in the Company’s stock price that is used to value the warrants.

Net Loss from operations. The net loss from operations for the three months ended March 31, 2010 was $524,867 compared to a net loss of $334,034 for the three months ended March 31, 2009.  The increase in the net loss of $190,833 for Q1 2010 was primarily related to the increase in gross profit of $95,082 offset by the increase in sales costs of $311,422.

Net Loss. The net loss for the three months ended March 31, 2010 was $2,764,387 compared to a net loss of $277,614 for the three months ended March 31, 2009.  The $2,486,773 increase in the net loss over the prior year was primarily related to the loss on extinguishment of debt related to the iPrint note modification of $1,454,245, an increase in sales costs of

$311,422 and an increase in interest expense related to debt issuance costs of $835,298.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non-cash related expenses.

Net Loss per Share. The net loss per share in Q1 2010 was $0.03 compared to a net loss of less than $0.01 in Q1 2009. The increase in the net loss per share was primarily due to the loss on extinguishment of debt related to the iPrint note modification of $1,454,245, increased gross profit of $95,082 offset by the increase in sales costs of $311,422 and an increase in interest expense related to debt issuance costs of $835,298.

      EBITDA. EBITDA for Q1 2010 was $(1,374,817) compared to an EBITDA of $303,937 for Q1 2009.  The $1,678,754 decrease in EBITDA was primarily the result of the loss on extinguishment of debt related to the iPrint note modification of $1,454,245 and the increase in sales costs of $311,422 offset by increased gross profit of $95,082.

Adjusted EBITDA.  Adjusted EBITDA for Q1 2010 was $(163,548) compared to an Adjusted EBITDA of $13,503 for Q1 2009.  This decrease of $177,051 was primarily the result of the increase in sales costs of $311,177 offset by increased gross profit of $95,082.

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

     We have presented EBITDA and Adjusted EBITDA for the three months ended March 31, 2010 and 2009 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt and other one-time expenditures, including the loss on extinguishment of debt related to the iPrint note modification. This presentation facilitates a meaningful comparison of our operating results for the three months ended March 31, 2010 and 2009.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

                                         Three Months Ended

    March 31,

2010         2009

                                     -----------   -----------

Cash flows used in

  operating activities                $ (312,143)   $ (336,380)

Changes in operating

  assets and liabilities                 (54,584)       89,895

Non-cash expenses,

  including depreciation and

  amortization                        (2,397,660)      (31,129)

Interest expense,net                    1,157,110      363,400
                                       ----------   -----------

EBIT                                  (1,607,277)       85,786

Depreciation and

  amortization                           232,460       218,151

                                     -----------   -----------

EBITDA                                (1,374,817)      303,937

Interest expense                      (1,157,110)     (363,400)

Depreciation and

  amortization                          (232,460)     (218,151)

                                     -----------   -----------

Net loss                             $(2,764,387)  $  (277,614)

                                     ===========   ===========

The following is a reconciliation of net loss to EBITDA:

                                          Three Months Ended

                                               March 31,

                                            2010          2009

                                       -----------   -----------

Net loss                               $(2,764,387)  $  (277,614)

Interest expense, net                    1,157,110       363,400

                                       -----------   -----------

EBIT                                    (1,607,277)       85,786

Depreciation and

  amortization                             232,460       218,151

                                       -----------   -----------

EBITDA                                 $(1,374,817)  $   303,937

                                       ===========   ===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

                                          Three Months Ended
                                                March 31,

                                           2010          2009

                                        -----------   -----------

EBITDA                                  $(1,374,817)  $   303,937

Stock related

  compensation                               91,180       112,453

Fair value of warrant

  liabilities                              (371,380)     (417,066)

Loss on extinguishment of debt           (1,454,245)

Other costs                                  37,224             -

Acquisition costs                                 -        14,179

                                        -----------   -----------

ADJUSTED EBITDA                         $  (163,548)  $    13,503

                                        ===========   ===========

Liquidity and Capital Resources

     At March 31, 2010, the Company had a working capital deficit of $6,180,107 including restricted cash, cash and equivalent balances of $1,015,769 compared to a working capital deficit of $4,291,912 at December 31, 2009. This deficit was primarily related to short term note obligations which will be due over the course of the next twelve months.  The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt.  The Company believes that it will be successful in addressing its short term working capital requirements through various strategies; however, there can be no assurances that it will be successful.

     Accounts receivable increased from $3,795,301 at December 31, 2009 to $4,202,150 at March 31, 2010. The increase was primarily due to increased revenues associated with the annual contracts billed during the first quarter.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $4,242,676 at December 31, 2009 to $5,011,064 at March 31, 2010.  The increase was primarily due to the increased sales in the three months ended March 31, 2010, compared to the previous quarter and longer days payable outstanding with vendors.

     The Company entered into no derivative financial instrument arrangements for the three months ended March 31, 2010.

     During the period from January 1, 2010 through March 31, 2010, the Company raised $650,000 through the issuance of convertible notes payable, $1,100,000 in notes payable to accredited investors and $27,921 from equipment financing.

     During the three months ended March 31, 2010, the Company used $312,143 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations.  The Company currently is in the process of restructuring the majority of its debt and is aggressively cutting costs. The Company believes that if it is successful in its debt restructuring and cost cutting measures then it will begin to generate sufficient cash from existing operations to meet its capital requirements during the next twelve months, however, there are no assurances that the Company will be able to complete its debt restructuring and cost cutting plans.  Management also believes it will be successful in financing its operations for the next twelve months.  However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the three months ended March 31, 2010, the Company received $1,313,130 in cash from financing activities. These cash flows were primarily from $1,127,921 for the issuance of notes payable, $650,000 for the issuance of convertible notes payable, a net proceeds of $213,926 from the its revolving line of credit offset by $556,217 in payments relating to notes payable and $122,500 relating to repayment of shareholder advances.

Business Outlook, Risks and Uncertainties

     Economic Uncertainties

     Current economic slowdown, financial market conditions, and the political environment may affect the Company's ability to raise financing. The Company will be required to raise additional capital to establish business operations. The uncertainty about the Company's ability to raise financing makes it difficult to predict the Company's results for fiscal year 2010 and its ability to continue as a going concern.

     Sufficiency of Working Capital

     As of March 31, 2010, the Company had a net working capital deficit of $6,180,107. This deficit was primarily related to short term note obligations which are due over the next twelve months.  The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt.  The Company believes that it will be successful in addressing its short term working capital requirements through various strategies. The Company has inadequate financial resources to sustain its business activities as they currently are. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. We have already begun implementing parts of our organic growth plan and cost reductions; however, we do not know the overall impact that these efforts may have on the business. The Company is currently spending approximating $75,000 more cash per month than is being generated from operations due to debt service payments, however, the growth of its sales has allowed the Company to finance operations through its revolving line of credit.

      During the quarter ended March 31, 2010, the Company raised $1,750,000 from notes payable and convertible notes payable from accredited investors. The Company estimates that it will need to raise an additional $1,000,000 during the next 12 months to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing or renegotiating terms or converting a portion of its short term obligations into equity.

     In April 2008, the Company entered into a line of credit with a financial institution, which is secured by all of the assets of the Company.  The amount of the line of credit is $2,500,000.  The availability of the line is determined by eligible accounts receivables.  This line was extended on April 23, 2009 until April 23, 2011.  The current interest rate on the outstanding balance is eight and one-half percent per annum.  The balance due was $1,965,744 at March 31, 2010.  The approximate availability under the line was $160,000 at March 31, 2010.

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

(b)  Changes in Internal Control over Financial Reporting.

     There has been no changes in the Company's internal control over financial reporting for three months ended March 31, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as reported in the Company’s Report on Form 10-K for the year ended December 31, 2009.

28

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Report on Form 10-K for the year ended December 31, 2009.

ITEM 1A.  RISK FACTORS

     Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     There were no unregistered sales of equity securities during the quarter ended March 31, 2010 that have not been disclosed in reports on Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     Not Applicable

ITEM 6.  EXHIBITS.

Exhibit No.   Description

-----------   -----------

10.1          Master Amendment Agreement with MTS Partners, et al, dated 3-30-2010 (1)

10.2          Amended and Restated Short-Term Note to MTS Partners 3-30-2010 (1)

10.3          Amended and Restated Long-Term Convertible Note to MTS Partners 3-30-2010 (1)

10.4          Amended and Restated Security Agreement with MTS Partners 3-30-2010 (1)

10.5          Amendment and Restated Employment Agreement with Chad Solter 3-30-2010 (1)

10.6          Initial Warrant to Purchase Shares of Common Stock to MTS Partners 3-30-2010 (1)

10.7          Form of Contingent Warrant to MTS Partners (1)

10.8          Note Purchase Agreement with Galt Asset Management LLC (2)

10.9          Form of Convertible Note to Galt Asset Management LLC (2)

10.10         Promissory Note to the James E. Berger and Joann E. Berger Trust (2)

31.1          Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).  Filed herewith electronically.

31.2          Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).  Filed herewith electronically.

32.1          Certification of CEO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith electronically.

32.2          Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Filed herewith electronically.

_____________

(1)  Incorporated by reference the Company's Report on Form 8-K dated March 30, 2010.

(2)  Incorporated by reference the Company's Report on Form 8-K for the year ended December 31, 2009.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             AMERICAN TONERSERV CORP.

Date:  May 14, 2010                                      By: /s/ Chuck Mache

                                                             Chuck Mache

                                                             Chief Executive Officer

                                                         By: /s/ Ryan Vice

                                                             Ryan Vice

                                                             Chief Financial Officer