Form 10-Q
period 2010-06-30
AMERICAN TONERSERV CORP.
filed 2010-08-16
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities
Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On August 10, 2010 there were 91,187,137 shares of Common Stock outstanding; 7,800,000 shares of Series D Preferred Stock outstanding and 1,200shares of Series E Preferred Stock outstanding.

	AMERICAN TONERSERV CORP. AND SUBSIDIARIES
	FORM 10-Q
	TABLE OF CONTENTS
		Page
PART I.	FINANCIAL INFORMATION
Item 1.	Condensed Consolidated Balance Sheet June 30, 2010 (Unaudited) and December 31, 2009
		3
	Condensed Consolidated Statements of Operations (Unaudited) Three Months Ended and Six Months Ended June 30, 2010 and 2009
		5
	Condensed Consolidated Statements of Cash Flow (Unaudited) Six Months Ended June 30, 2010 and 2009
		7
	Notes to Condensed Consolidated Financial Statements(Unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operation
		22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	33
Item 4.	[Removed and Reserved]	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
	Signatures	34

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet

	June 30,
	2010	December 31,
	(unaudited)	2009
	-----------	-----------
ASSETS
Current assets
Cash and cash equivalents	$3,678	$92,872
Short term restricted cash	1,000,000	-
Accounts receivable, net	3,844,877	3,795,301
Inventory, net	1,092,869	1,029,404
Prepaid expenses and other current assets	131,662	95,528
Deferred compensation	25,371	132,533
	----------	----------
Total current assets	6,098,457	5,145,638
	----------	----------
Intangible assets, net	3,047,428	3,604,035
Goodwill	6,935,468	7,127,999
Property and equipment, net	518,888	539,137
Deferred financing costs	487,026	583,916
Other assets	51,044	51,044
	----------	----------
Total assets	$17,138,311	$17,051,769
	===========	===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Cash overdraft	$152,795	$-
Accounts payable and accrued expenses	4,595,346	4,242,676
Shareholder advances	122,451	247,350
Revolving line of credit	2,211,386	1,751,818
Notes payable - current portion, net	2,228,304	1,687,577
Notes payable - related parties, net	404,822	632,653
Convertible notes payable - current portion, net	700,282	729,365
Convertible notes payable – related parties, net	687,177	-
Deferred revenue	105,920	146,111
	----------	----------
Total current liabilities	11,208,483	9,437,550
	----------	----------
Long-term liabilities
Convertible notes payable, net	1,896,818	1,489,779
Convertible notes payable – related parties, net	810,606	1,672,986
Notes payable, net	416,017	692,432
Note payable – related parties, net	150,000	264,080
Warrant liabilities	256,351	683,697
	----------	----------
Total long-term liabilities	3,529,792	4,802,974
	----------	----------
Total liabilities	14,738,275	14,240,524
	----------	----------

(continued)

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Balance Sheet (continued)

Commitments and contingencies

Stockholders' equity:
Series D and E Preferred stock, $0.001 par value 50,000,000 shares authorized; 7,801,200 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively

	7,801	7,801
Common stock, $0.001 par value 450,000,000 shares authorized; 85,587,137 and 78,625,995 shares issued and outstanding at June 30, 2010 and December 31, 2009, respectively

	85,587	78,626
Additional paid-in capital	31,547,670	28,162,066
Accumulated deficit	(29,241,022)	(25,437,248)
	-----------	-----------
Total stockholders' equity	2,400,036	2,811,245
	-----------	-----------
Total liabilities and stockholders' equity	$17,138,311	$17,051,769
	============	============

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
	------------	------------	------------	------------
Revenues:
Toner and supplies	$7,402,682	$6,352,595	$14,911,221	$11,717,620
Service	964,242	1,003,981	2,003,044	2,014,871
	--------	--------	--------	-------
Total revenues	8,366,924	7,356,376	16,914,265	13,732,491
	--------	--------	--------	-------
Cost of sales:
Toner	5,891,014	4,644,588	11,839,567	8,814,812
Service	440,962	477,971	963,263	702,457
	--------	--------	--------	--=-----
Total cost of sales	6,331,976	5,122,559	12,802,830	9,517,269

Gross profit	2,034,948	2,233,817	4,111,435	4,215,222

Operating expenses:
Salaries and wages	797,573	872,044	1,647,707	1,749,613
Professional fees and services
	235,540	494,652	456,199	783,309
Sales and marketing	647,668	610,748	1,448,842	1,100,500
General and administrative	482,350	500,250	1,030,122	987,530

Amortization of intangible assets
	178,833	181,310	360,448	353,491
	--------	--------	-------	-------
Total operating expenses	2,341,964	2,659,004	4,943,318	4,974,443
	---------	---------	---------	---------
Loss from operations	(307,016)	(425,187)	(831,883)	(759,221)

Other (expense) income:
Change in fair value of
warrant liability	55,966	35,603	427,346	452,669
Loss on extinguishment of
debt	-	-	(1,454,245)	-
Loss on disposal of assets	(117,539)	-	(117,539)	-
Fair value of convertible debt
	-	250,000	-	250,000

	(continued)

Interest expense, net	(670,798)	(430,019)	(1,827,908)	(793,419)
Other income	-	1,151	455	3,905
	---------	---------	---------	--------

Net loss	$(1,039,387)	$(568,452)	$(3,803,774)	$(846,066)
	==========	===========	==========	===========
Net loss per share: Basic and diluted
	$(0.01)	$(0.01)	$(0.05)	$(0.01)
	==========	===========	==========	===========
Weighted average number of shares outstanding: Basic and diluted

	84,445,675	78,154,691	83,678,983	77,873,619
	==========	==========	==========	==========

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)

	Six months ended
	June 30,
	----------------------------------
	2010	2009
	------------	------------
Operating activities
Net loss for the period	$(3,803,774)	$(846,066)

Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	103,886	444,568
Amortization of intangible assets	360,448
Accretion of notes discount	516,639	299,026
Interest capitalized to notes payable	69,957	-
Fair value of convertible debt	-	(250,000)
Change in fair value of warrant liability	(427,346)	(452,669)
Stock based compensation	174,402	547,238
Amortization of deferred financing costs	773,318	-
Provision for doubtful accounts	52,632	10,626
Loss on extinguishment of debt	1,454,245	-
Loss on disposal of assets	117,539	-
Other income	-	(2,783)

Change in operating assets and liabilities
(Increase) decrease in assets
Accounts receivable	(105,667)	(902,385)
Inventory	(128,781)	(382,019)
Prepaid expenses and other current assets	(36,134)	(103,100)
Increase (decrease)in liabilities
Accounts payable and accrued expenses	331,236	1,171,839
Deferred revenue	(40,191)	198,834
	----------	---------
Net cash used in operating activities	(587,591)	(266,891)
	----------	---------
Investing activities
Purchase of property and equipment	(83,637)	(45,658)
Proceeds from sale of property and equipment	-	2,949
Change in restricted cash	(1,000,000)	-
	----------	---------
Net cash used in
investing activities	(1,083,637)	(42,709)
	----------	---------
Financing activities
Cash overdraft	152,795	7,003
Proceeds from issuance of preferred stock	-	175,000
Proceeds from shareholder advances	10,000	-
Proceeds from issuance of notes payable	1,130,199	200,000
Payment on convertible notes payable	(34,974)	-
Repayment of shareholder advances	(131,304)	(55,000)
Net proceeds from revolving line of credit	459,568	321,457
Proceeds from issuance of convertible notes	650,000	50,000
Exercise of warrants	-	135,000
Payment on notes payable	(654,250)	(502,057)
	----------	---------
Net cash provided by financing activities	1,582,034	331,403
	----------	---------
(continued)

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Continued)

Net (decrease) increase in cash	(89,194)	21,803

Cash and cash equivalents, beginning of period	92,872	4,033
	---------	---------
Cash and cash equivalents, end of period	$3,678	$25,836
	==========	==========

Supplementary information

Interest paid	$342,187	$539,080
	==========	==========

Non cash investing and financing transaction

Deferred compensation on restricted stock, warrant, and option grants to (returns from) non-employees

	$87,415	$46,341
	===========	==========
Issuance of warrants to guarantors to secure debt
	$876,540	$-
	===========	==========
Issuance of stock to obtain debt
	$750,000	$-
	===========	==========

Issuance of common stock in exchange for consulting services
	$117,280	$11,500
	===========	==========

Warrants issued in connection with loss on debt extinguishment
	$1,253,949	$-
	===========	==========

Net loss on debt extinguishment related to note discounts
	$202,960	$-
	===========	==========

Conversion of notes payable into preferred stock
	$-	$1,000,000
	===========	==========

Issuance of notes payable for Alpha Laser	$-	$449,600
	===========	==========

Issuance of common stock for Alpha Laser	$-	$40,000
	===========	==========

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

     The Company had a loss of $3,803,774 and had negative cash flows from operations of $587,591 for the six month period ended June 30, 2010 and had an accumulated deficit of $ 29,241,022 and a working capital deficit of $5,110,026 at June 30, 2010. Cash flows from operations are insufficient to sustain the current level of operations. Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months as it continues to implement its organic growth and acquisition strategies. It is management's objective to seek additional capital and funding sources to primarily finance its organic growth strategy and secondarily its acquisition strategy. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations. This raises substantial doubt about the Company's ability to continue as a going concern.

     The Company raised $1,130,199 through notes payable and $650,000 through convertible notes payable during the six months ended June 30, 2010. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

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

Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries, Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC, and iPrint Technologies, LLC and Alpha Laser, LLC (collectively referred to as the "Company") . Alpha Laser accounts are included through the termination date of May 21, 2010. American TonerServ Corp. is the sole member of Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC, Alpha Laser,LLC and iPrint Technologies, LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Deferred financing costs:

     Costs incurred by the Company relating to securing debt (including payments to individuals for the guaranty of debt) are capitalized and amortized over the term of the related debt using the straight- line method which approximates the interest method. When a note is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense. During the six months ended June 30, 2010, the Company incurred $676,427 in financing costs paid to both third parties and related parties, in connection with the guaranty and issuance of certain debt instruments. Amortization of deferred financing costs charged to interest expense was $773,318 for the six months ended June 30, 2010.

Stock Based Compensation:

     The Company has one stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under this Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant. The total number of shares authorized to be granted under the 2008 Plan was 15,000,000 at June 30, 2010.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight- line basis. Stock-based compensation expense recognized in the consolidated statements of operations relating to stock options for the six month periods ended June 30, 2010 and June 30, 2009 was $174,402 and $ 547,238, respectively. The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

     In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions. No stock options were granted during the six month period ended June 30, 2010:

	Six months ended June 30, 2010	Six months ended June 30, 2009

	---------------------	---------------------
Dividend yield	None	None
Expected volatility	103. %-108%	54.67%-56.61%
Risk-free interest rate	1.82%-2.46%	1.35%-5.1%
Expected terms (years)	5.8-9.3	5.5-6.3

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

     The following securities, which include options, non vested restricted stock, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

	June 30, 2010	June 30, 2009

	-----------	-----------
Potential equivalent shares excluded	127,423,285	66,443,839
	===========	==========

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

3. Basis of Presentation and Summary of Significant Accounting Policies (Continued)

Warrant Liabilities:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants. A per share price of $0.05 was attached to the warrants which represents the fair value of common stock at June 30, 2010, a 114.66% volatility rate and risk free interest rates ranging from 0.32% to 1.0% correlating to the estimated lives ranging from 1.33 to 3.33 years, based on an estimated PIPE occurring in the third quarter of 2011.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is variable, at June 30, 2010, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

Segment:

     Based on the Company’s integration and management strategies, the Company operates in a single business segment. For the six months ended June 30, 2010 and 2009, all material revenues have been derived from domestic operations.

4. Recently Adopted and Recently Issued Accounting Standards

Adopted

     In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“Topic 820”): Improving Disclosures about Fair Value Measurements (“ASU 10-06”). ASU 10-06 revises two disclosure requirements concerning fair value measurements and clarifies two others. It requires separate presentation of significant transfers into and out of Levels 1 and 2 of the fair value hierarchy and disclosure of the reasons for such transfers. It will also require the presentation of purchases, sales, issuances and settlements within Level 3 on a gross basis rather than a net basis. The amendments also clarify that disclosures should be disaggregated by class of asset or liability and that disclosures about inputs and valuation techniques should be provided for both recurring and non -recurring fair value measurements. The Company’s disclosures about fair value measurements are presented in Note 3: Fair Value Measurements. These new disclosure requirements were adopted by the Company during the current period, which is effective for fiscal years beginning after December 15, 2010. The adoption of this standard will not have a material impacted on the Company’s financial position, results of operations, cash flows, or disclosures.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

5. Restricted Cash

     At June 30, 2010, the Company had short-term restricted cash of $1,000,000. This amount was used to collateralize the Company's issuances of Standby Letters of Credit (SBLC’s).

6. Inventory and Inventory Reserve

     Inventory balances as of June 30, 2010 and December 31, 2009, were as follows:

	June 30, 2010	December 31, 2009
	---------------	-----------------

Finished goods	$1,079,319	$978,664
Raw materials	59,798	50,740
Inventory reserve	(46,248)	-
	----------	---------
Total inventory	$1,092,869	$1,029,404
	==========	==========

7. Shareholder Advances

     During the six months ended June 30, 2010, the Company repaid $ 131,304 in advances made to the Company by three shareholders, one of which is a director and received proceeds of $10,000 from a shareholder who is a director. At June 30, 2010 accrued interest relating to these advances to the Company was $31,669.

8. Notes Payable and Convertible Notes Payable Long Term Debt: Long-term debt consists of the following:

	June 30, 2010	December 31, 2009

	--------------	-----------------

Convertible notes payable	$2,597,100	$2,219,145
Convertible notes payable, related parties
MTS Partners, net	$1,306,686	$1,485,439
James Laier, net	$191,097	$187,547
	----------	----------
	$1,497,783	$1,672,986
	----------	----------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable and Convertible Notes Payable (continued)

Notes payable, related parties
MTS Partners, net	$292,322	$596,733
Chad Solter	$112,500	$150,000
James Laier	$150,000	$150,000
	----------	---------
	$554,822	$896,733
	-----------	---------

Notes Payable
James Berger	$1,000,000	$-
Acquisition notes, net	$941,725	$1,428,338
Others, net	$702,596	$951,671
	----------	----------
	$2,644,321	$2,380,008
	-----------	----------
	$7,294,026	$7,168,872
	==========	==========

Total current portion of debt	$4,020,585	$3,049,595
Long term portion	$3,273,441	$4,119,277
	----------	----------
	$7,294,026	$7,168,872
	==========	==========

Debt maturities for the next four years ended June 30;

Amount
---------
2011	$4,020,585
2012	$1,610,870
2013	$1,012,571
2014	$650,000

     On January 12, 2010, the Company entered into a Note Purchase Agreement with Galt Asset Management, LLC ("Galt"). The Company has delivered to Galt four 10% Convertible Promissory Notes for a total of $ 450,000 which has been advanced to the Company by Galt.

     The Galt Notes are payable interest only through October 31, 2011 at which time the notes will be payable in full. The 10% Convertible Promissory Notes will be convertible into shares of the Company's common stock beginning in 2011, unless there is an event of default or a change of control of the Company, in which case the notes would become immediately convertible. Until May 1, 2011, the conversion price of the notes will be $0.125. After that date, the conversion price of the notes will be the lower of $0.125 per share or 80% of the volume-weighted average price of the Company's common stock for the twenty trading days prior to the conversion date. The beneficial conversion feature of this note was valued at $245,455.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable and Convertible Notes Payable (continued)

     The Galt Notes are secured by the customer lists and other intangible assets of two of the Company's wholly-owned subsidiaries: Optima Technologies, LLC and NC TonerServ, LLC.

     As additional consideration for entering into the Note Purchase Agreement, the Company issued to Galt 2,500,000 shares of the Company's common stock valued at $204,545 which was recorded as a discount to the notes.

     On January 14, 2010, the Company borrowed $500,000 from an accredited investor in exchange for a Convertible Promissory Note ("Note") . The Note bears interest at 10% per annum and is payable interest only through January 14, 2011 at which time the Note will be payable in full. The Note is convertible into shares of the Company's common stock at a conversion price of $0.125. The beneficial conversion feature of this note was valued at $206,572. The Note is personally guaranteed by Chuck Mache, the Company's President and CEO and Ryan Vice, the Company's former Chief Financial Officer.

     As additional consideration for the Note the Company issued to the investor 2,500,000 shares of the Company's common stock valued at $154,929. The investor also received warrants to purchase 2,500,000 shares of the Company's common stock at $ 0.125 per share through January 14, 2015, which were valued at $138,499. The value of the additional consideration is recorded as a discount to the note.

     On March 5, 2010, the Company borrowed $1,000,000 from the James E. Berger and Joann E. Berger Trust (the "Berger Trust"). The funds from this loan are being held by a bank to secure stand -by letters of credits from that bank. Previously, the Berger Trust had deposited the funds directly with the bank as security for the stand-by letters of credit. The Promissory Note is due on March 5, 2011 and bears interest at 10% per annum. One- half of the interest on the notes is payable on a monthly basis, and the remaining interest is payable at maturity along with the principal. As additional consideration for the loan, the Berger Trust received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share, which were valued at $174,375. The warrants are exercisable through March 5, 2015. This loan is also personally guaranteed by William Robotham, director. As compensation for this personal guaranty, Mr. Robotham received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share, which were valued at $174,375. The warrants are exercisable through March 5, 2015. The warrants issued to the Berger Trust and to Mr. Robotham were valued as of the grant date and capitalized to deferred financing costs and will be amortized over the life of the loan. Amortization relating to these warrants for the six months ended June 30, 2010, was $ 116,250.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable and Convertible Notes Payable (continued)

     On March 30, 2010, the Company entered into a new Master Amendment Agreement with MTS Partners, Inc., formerly known as iPrint Technologies, Inc., ("MTS Partners"), of which Chad Solter, who is currently a Director of the Company, is an owner. Pursuant to the Master Modification Agreement the terms of outstanding promissory notes, the security agreement and certain other related documents were amended. The promissory notes held by MTS Partners were replaced by an Amended and Restated Secured Convertible Promissory Note (the "Restated Long- term Note") and an Amended and Restated Secured Promissory Note the ("Restated Short- term Note").

     The Restated Long- term Note is for $ 1,865,156 with an interest rate of 8% per annum. The note is convertible at $0.05 per share beginning July 1, 2011. The beneficial conversion feature of this note was valued at $462,787. The note is recorded on the balance sheet in convertible notes payable –related parties in both current and long term liabilities. No payments are due until January 1, 2011, but interest shall accrue during such period. Commencing January 1, 2011, this note has a balloon payment due of $590,253 with monthly payments of $47,477 thereafter until paid in full. The maturity date of the Restated Long-Term Note is October 31, 2013; however, payments will be suspended and the maturity date will automatically be extended until October 31, 2015 upon satisfaction of the following conditions by December 31, 2010 (the “Required Conditions”):

(a) Reduce Indebtedness. Reduce, whether by repayment or by conversion into shares of capital stock of ATS, the amount of indebtedness of ATS by at least One Million Five Hundred Thousand Dollars ( $1,500,000), excluding any repayment of Solter's Short -term Advance (as defined below). A total of $411,650 of indebtedness has been reduced.

(b) Extend Indebtedness. Extend the maturity dates of at least Six Hundred Thousand Dollars ($ 600,000) of indebtedness of ATS (in addition to the indebtedness to be reduced in accordance with the previous section) by at least three (3) years from December 31, 2010. There has been a total of $1,116,278 of indebtedness extended.

(c) Raise Additional Funds; Extend Repayment of Short-term Advances. Raise additional funds by issuance of equity securities equal to at least One Million One Hundred Thousand Dollars ($1,100,000); provided, however, the amount of any Short-term Advances (as defined below) that are repaid, extended by at least three (3) years from December 31, 2010, or converted into shares of capital stock of ATS shall be counted for purposes of determining whether ATS has raised such amount. As used herein, "Short-term Advances" shall mean the series of short-term advances (including the Solter's Short-term Advance (as defined below)) from certain investors, including certain directors, in the aggregate amount of approximately $568,000. There has been a total of $495,000 of additional funds either raised of short term advances extended.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable and Convertible Notes Payable (continued)

(d) Reduce SG&A. Reduce the selling, general and administrative expense of ATS by at least $25,000 per month. There has been more than $25,000 of selling, general and administrative expenses reduced.

(e) Standby Letters of Credit. ATS shall obtain one or more standby letters of credit ("SBLCs") in the aggregate face amount of at least Two Million Dollars ($2,000,000) on commercially reasonable terms and conditions. There is $1,000,000 of SBLC in place that expire in April 2011.

     If the above conditions are met, the Restated Long-term Note will be extended through September 30, 2015 with payments beginning on January 31, 2013 at $ 76,604 per month. The Company reserves the right to pay off the full balance of the note at anytime.

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

     In connection with the execution of the Master Modification Agreement, the Company delivered to MTS Partners warrants to purchase 23,569,616 shares of the Company's common stock at an exercise price of $0.0567. The Initial Warrants are exercisable immediately and expire on October 31, 2013, however, the expiration date will automatically be extended until October 31, 2015 upon satisfaction of the Required Conditions. These warrants were valued at grant date fair value and are recorded in the loss on the extinguishment of the debt relating to this note modification (Note 10).

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable and Convertible Notes Payable (continued)

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

     On June 28, 2010, the Company entered into the First Amendment to the Master Amendment Agreement pursuant to which MTS Partners agreed to extend the maturity date of certain standby letters of credit held by MTS Partners to December 31, 2010. In exchange for this extension, the Company agreed to pay MTS Partners $ 365,000 in the event that the Company, or its iPrint subsidiary, is sold to a third party.

9. Termination of Alpha Laser Agreement

     The Company entered into an Asset Purchase Agreement on April 15, 2009 with Alpha Laser granting the Company an option to purchase all of the assets of Alpha Laser. The option exercise required no additional consideration to be paid by the Company. The Company issued a promissory note in the amount of $337,800 and a contingent promissory note in the amount of $111,800. Additionally, the Company and Alpha Laser entered into an Independent Sales Partner Agreement and a series of employment agreements. Effective May 21, 2010, the Company terminated the Asset Purchase Agreement with Alpha Laser and the two promissory notes, which at the time of termination had principal outstanding of $344,925 were cancelled. The Company recognized a loss on the disposal of assets of $117,539.

10. Loss on Extinguishment of Debt

     The following table shows the components which make up the loss on extinguishment of debt as reflected in the Statement of Operations.

Discount – original notes	$(387,971)
Discount – restated notes	187,675
Initial warrants issued	(1,253,949)
---------
Loss on extinguishment of debt	$(1,454,245)
==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

11. Stockholder’s Equity

Common Stock Warrants

Warrants outstanding as of June 30, 2010, are as follows:

			Remaining
	Warrants	Price	Life
	---------	----	--------
Warrants issued in Convertible Debt Offerings – 2004 to 2007
	8,937,500	$0.04	2.25
Warrants issued in Debt Offering – 2007
	555,000	0.30	2.50
Warrants issued in iPrint Debt Offering – 2008 & 2009
	2,456,250	0.30	1.40
Warrants issued in Debt Offerings - 2008
	373,750	0.35	2.85
Warrants issued in Debt Offerings - 2008
	400,000	0.30	3.30
Warrants issued to MTS Partners, Inc.	200,000	0.30	3.33
	---------
Warrants classified as liabilities at June 30, 2010
	12,922,500

Warrants issued in Common Stock Offerings in 2007 and 2008
	18,347,419	0.30	2.52
Warrants issued to Dinosaur Securities	750,000	0.30	1.68
Warrants issued in Equity Offerings - 2008
	541,667	0.30	3.11
Warrants issued to IRG	450,000	0.25	4.25
Warrants issued to MTS Partners, Inc.	23,569,616	0.07	3.33
Warrants issued to iPrint offering Guarantors – 2008 & 2009
	2,456,250	0.30	1.40
Warrants issued to SBLC Guarantors	5,000,000	0.15	3.91
Warrants issued to Investor for SBLC’s	4,000,000	0.18	4.42
Warrants issued to SBLC Guarantors	2,000,000	0.05	4.66
Warrants issued to Investor for SBLC’s	1,000,000	0.18	4.50
Warrants issued to Investor for SBLC’s	2,000,000	0.05	4.66
	---------

Warrants classified as equity at June 30, 2010
	62,614,952

	---------
Total warrants at June 30, 2010	75,537,452
	==========

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

11. Stockholder’s Equity (continued)

Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the six months ended June 30, 2010 is presented below:

			Weighted Average Remaining Contractual Term (Years)

		Weighted Average Exercise Price
				Aggregate Intrinsic Value

	Shares
	---------	---------	---------	---------

Outstanding at January 1, 2010	20,491,900	$0.20	8.09	$900,000
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited/Expired	4,375,000	$0.16	6.36	-
	----------	-----	----	---------
Outstanding at June 30, 2010	16,116,900	$0.20	7.93	$-
	==========	=====	====	==========
Exercisable at June 30, 2010
	9,434,968	$0.22	7.41	$-
	==========	=====	====	==========

     There were no options granted during the six-month period ended June 30, 2010.

     As of June 30, 2010, there was approximately $822,239 of total unrecognized compensation cost related to non -vested options granted under the plans, which is expected to be recognized over a weighted average period of 1.25 years, of which $25,371 is recorded as deferred compensation. A total of 2,145,271 options vested with a total fair value of $223,360 during the six-month period ended June 30, 2010. No options were exercised during the six-month period ended June 30, 2010. All of the options are expected to vest.

12. Lines of Credit:

     The Company had two facilities in place to provide Standby Letters of Credit ("SBLC's") to secure standard terms from certain vendors. The amount available for SBLC's from these facilities was $1,365,000. These lines were guaranteed by two directors of the Company and were set to expire on April 1, 2010 for the Company. On March 5, 2010, the Company issued a note to an investor for $1,000,000 in return for $1,000,000 cash which is classified as restricted cash. This investor received 2,000,000 warrants at an exercise price of $0.05 per share for this note. This note was guaranteed by a director of the Company, who also received 2,000,000 warrants at an exercise

AMERICAN TONERSERV CORP. AND SUBSIDIARIES
Notes to Unaudited Condensed Financial Statements

12. Lines of Credit: (continued)

price of $0.05 per share. The note is due in full on March 5, 2011. The additional $365,000 in SBLC’s guaranteed by a director, were extended through June 30, 2010. On June 28, 2010 the director extended the $365,000 SBLC through December 31, 2010. In consideration for the extension, if or when there is a sale of either the Company or iPrint LLC, the director will be paid by the Company $365,000.

      The Company has available a $2,500,000 revolving line of credit secured by all of the assets of the Company. The availability of the line is based on eligible accounts receivables. The interest rate on the outstanding balance was eight and one- half percent per annum as of June 30, 2010. This line matures in April, 2011.

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

Three Months Ended June, 2010 and 2009

     Revenue. Revenue for the three months ended June 30, 2010 ("Q2 2010") was $8,366,924 as compared to $7,356,376 for the three month period ended June 30, 2009 ("Q2 2009"). The increase in revenue in Q2 2010 was primarily due to the revenue growth associated with the Company’s organic growth strategies. Revenues from the sale of toner cartridges increased by $1,050,287 for three months ended June 30, 2010 compared to the same period in 2009 due to the revenue associated with the Company’s organic growth strategies. Revenues from service decreased by $39,739 for the three months ended June 30, 2010 compared to the same period in 2009 primarily due to a slight decrease in service contract revenue associated with our Tonertype operations.

     Gross Profit. Gross profit for Q2 2010 decreased to $2,034,948 from $2,233,817 in Q2 2009. The gross profit margin in Q2 2010 was 24.3% compared to a gross profit margin for Q2 2009 of 30.4% . The Company's gross margins decreased compared to Q2 2009 primarily due to the change in product mix from compatible cartridges to OEM cartridges. Additionally, we reduced our pricing in June 2009 to a significant customer to achieve a preferred vendor status. This status results in significantly increased sales to this customer but at a reduced profit margin.

     Salaries and Wages. Salaries and wages expenses were $797,573 for Q2 2010 compared to $ 872,044 in Q2 2009. The Q2 2010 decrease was due primarily to staff reductions at corporate headquarters.

     Professional Fees and Services. Professional fees and services expenses were $235,540 in Q2 2010 compared to $494,652 in Q2 2009. This decrease was primarily due to lower costs associated with our investor relations program which was terminated in February 2010.

     Sales and Marketing. Sales and marketing expenses were $647,668 for Q2 2010 compared to $ 610,748 in Q2 2009. The increase in Q2 2010 was primarily due to the additional sales personnel hired during late 2009 related to the Company’s organic growth strategies and increased commissions paid out due to increased sales subject to commissions.

     General and Administrative. General and administrative expenses were $482,350 in Q2 2010 as compared to $ 500,250 in Q2 2009. General and administrative expenses decreased due to the cost cuts primarily at corporate headquarters offset with overhead associated with the operations of Alpha Laser which began in April 2009 and terminated in May 2010.

     Amortization Expense. Amortization expense was $ 178,833 in Q2 2010 as compared to $181,310 in Q2 2009. The increase was due to the asset purchase option agreement with Alpha Laser in April 2009. This option agreement was terminated in May 2010.

     Net Loss from operations. The net loss from operations for the three months ended June 30, 2010 was $307,016 compared to a net loss of $425,187 for the three months ended June 30, 2009. The decrease in the net loss of $118,171 for Q2 2010 was primarily related to a decrease in professional fees of $259,112 offset by a decrease in gross profit of $198,869.

     Other (Expense) Income. During the three month period ended June 30, 2010, there was an increase of $240,779 in interest expense as compared to three month period ended June 30, 2009 as a result of the costs related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s). There was a loss on disposal of Alpha assets related to the termination of the Alpha Laser agreement of $ 117,539 in Q2 2010. There was a gain in the fair value of convertible debt in Q2 2009 of $250,000.

     Net Loss. The net loss for the three months ended June 30, 2010 was $1,039,387 compared to a net loss of $ 568,452 for the three months ended June 30, 2009. The $470,935 increase in the net loss over the prior year was primarily related to a decrease in a gain on fair value of convertible debt of $250,000, an increase in the loss on disposal of Alpha assets of $117,539, a drop in gross profit of $ 198,869 offset somewhat by the decrease in professional fees of $259,112.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non- cash related expenses.

     Net Loss per Share. The net loss per share in Q2 2010 was $0.01 compared to a net loss of less than $0.01 in Q2 2009. The net loss per share remained flat.

     EBITDA. EBITDA for Q2 2010 was $(136,715) compared to an EBITDA of $87,984 for Q2 2009. The $ 224,699 decrease in EBITDA was primarily the result of the decrease in gross profit of $198,869 and the $117,539 loss on disposal of business unit.

     Adjusted EBITDA. Adjusted EBITDA for Q2 2010 was $63,284 compared to an Adjusted EBITDA of $270,913 for Q2 2009. This decrease of $207,629 was primarily the result of the decrease in gross profit of $198,869.

Six Months Ended June 30, 2010 and 2009

     Revenue. Revenue for the six months ended June 30, 2010 ("YTD 2010") was $16,914,265 as compared to $13,732,491 for the six month period ended June 30, 2009 ("YTD 2009"). The increase in revenue in YTD 2010 was primarily due to the revenue growth associated with the Company’s organic growth strategies. Revenues from the sale of toner cartridges increased by $3,193,601 for six months ended June 30, 20010 compared to the same period in 2009 due to the revenue growth associated with the Company’s organic growth strategies. Revenues from service decreased by $11,827 for the six months ended June 30, 2010 compared to the same period in 2009 primarily due to a slight decrease service contract revenue.

     Gross Profit. Gross profit for YTD 2010 decreased to $4,111,435 from $4,215,222 in YTD 2009. The gross profit margin in YTD 2010 was 24.3% compared to a gross profit margin for YTD 2009 of 30.7%. The Company's gross margins decreased due to the lower margins associated with sales to customers acquired from iPrint which have a high concentration of OEM cartridge sales. Additionally, we reduced our pricing in June 2009 to a significant customer to achieve a preferred vendor status. This status results in significantly increased sales to this customer but at a reduced profit margin.

     Salaries and Wages. Salaries and wages expenses were $ 1,647,707 for YTD 2010 compared to $ 1,749,613 in YTD 2009. The decrease was due primarily to staff reductions at corporate headquarters.

     Professional Fees and Services. Professional fees and services expenses were $456,199 in YTD 2010 compared to $783,309 in YTD 2009. This decrease was primarily due to compensation of $365,576 for the issuance of warrants to certain directors of the Company in YTD 2009.

     Sales and Marketing. Sales and marketing expenses were $1,448,842 for YTD 2010 compared to $1,100,500 in YTD 2009. The increase was primarily due to the additional sales personnel hired during late 2009 related to the Company’s organic growth strategies and increased commissions paid out due to increased sales subject to commissions.

     General and Administrative. General and administrative expenses were $1,030,122 in YTD 2010 as compared to $987,530 in YTD 2009. General and Administrative expenses increased due primarily to with overhead associated with the operations of Alpha Laser which began in April 2009.

     Amortization Expense. Amortization expense was $360,448 in YTD 2010 as compared to $353,491 in YTD 2009.

     Net Loss from operations. The net loss from operations for the six months ended June 30, 2010, was $831,883 compared to a net loss of $759,221 for the six months ended June 30, 2009. The increase in the net loss of $72,662 for YTD 2010 was primarily due to the change in product mix from compatible cartridges to OEM cartridges in FYE 2010.

     Other (Expense) Income. During the six month period ended June 30, 2010, there was an increase of $1,034,489 in interest expense as compared to six month period ended June 30, 2009, due primarily to the costs related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s). There was a loss on extinguishment of debt related to the iPrint note modification of $1,454,245 for the YTD 2010 primarily related to the warrants issued in connection with the restructuring. There was a decrease in income related to the change in fair value of warrant liabilities of $25,323 for YTD 2010 versus YTD 2009 due to the decrease in the Company’s stock price that is used to value the warrants. There was a loss on disposal of business assets related to the termination of the Alpha Laser agreement of $117,539 in YTD 2010.

     Net Loss. The net loss for the six months ended June 30, 2010, was $3,803,774 compared to a net loss of $ 846,066 for the six months ended June 30, 2009. The $2,957,708 increase in the net loss over the prior year was primarily related to a loss on extinguishment of debt related to the iPrint note modification of $1,454,245 for the YTD 2010 primarily related to the warrants issued in connection with the restructuring and an increase of $1,034,489 in interest expense for the FYE 2010 due to the amortization of issuance costs and debt discounts related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s)

     Net Loss per Share. The net loss per share for YTD 2010 was less than $0.05 compared to a net loss of $0.01 for YTD 2009.

     EBITDA. EBITDA for YTD 2010 was a negative $1,511,532 compared to EBITDA of $391,921 for YTD 2009. The $1,903,453 decrease in EBITDA was primarily the result of the loss on extinguishment of debt related to the iPrint note modification of $1,454,245 in YTD 2010.

     Adjusted EBITDA. Adjusted EBITDA for YTD 2010 was a negative $100,264 compared to a positive Adjusted EBITDA of $284,416 for YTD 2009. This decrease of $384,680 was primarily the result of the loss on extinguishment of debt related to the iPrint note modification of $1,454,245 in YTD 2010 partially offset by the a decrease in income related to the change in fair value of convertible debt of $250,000 for YTD 2010 versus YTD 2009.

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

     We have presented EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2010 and 2009 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt and other one-time expenditures, including the loss on extinguishment of debt related to the iPrint note modification. This presentation facilitates a meaningful comparison of our operating results for the three and six months ended June 30, 2010 and 2009.

     The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	-----------	-----------	-----------	-----------
Cash flows from operating activities
	$(275,448)	$69,489	$(587,591)	$(226,891)
Changes in operating assets and liabilities
	34,121	(73,064)	(20,463)	16,831
Non-cash (expenses) income, including depreciation and amortization

	(798,060)	(564,877)	(3,195,720)	(596,006)
Interest expense, net	670,798	430,019	1,827,908	793,419
	----------	----------	----------	---------
EBIT	(368,589)	(138,433)	(1,975,866)	(52,647)
Depreciation and amortization
	231,874	226,417	464,334	444,568
	----------	----------	----------	---------
EBITDA	(136,715)	87,984	(1,511,532)	391,921
				)
Interest expense	(670,798)	(430,019)	(1,827,908)	(793,419
Depreciation and amortization
	(231,874)	(226,417)	(464,334)	(444,568)
	-----------	----------	----------	---------
Net loss	$(1,039,387)	$(568,452)	$(3,803,774)	$(846,066)
	===========	===========	===========	===========

The following is a reconciliation of net loss to EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
	--------	-----------	-----------	-----------
Net loss	$(1,039,387)	$(568,452)	$(3,803,774)	$(846,066)
Interest expense, net	670,798	430,019	1,827,908	793,419
	----------	---------	---------	---------
EBIT	(368,589)	(138,433)	(1,975,866)	(52,647)
Depreciation and
amortization	231,874	226,417	464,334	444,568
	----------	---------	---------	---------
EBITDA	$(136,715)	$87,984	$(1,511,532)	$391,921)
	===========	===========	===========	===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009
	-------------	------------	------------	------------
EBITDA	$(136,715)	$87,984	$(1,511,532)	$391,921
Stock related compensation
	83,222	434,785	174,402	547,238

Fair value of conversion feature
	-	(250,000)	-	-
Loss on extinguishment debt	-	-	1,454,245	(250,000)
Fair value of warrant liabilities
	(55,966)	(35,603)	(427,346)	(452,669)

Loss on business disposal	117,539	-	117,539	-
Bad debt entities	-	2,500	-	2,500
Other costs	55,204	31,247	92,428	45,426
	---------	--------	--------	--------
ADJUSTED EBITDA	$63,284	$270,913	$(100,264)	$284,416
	==========	==========	==========	==========

Liquidity and Capital Resources

     At June 30, 2010, the Company had a working capital deficit of $5,110,026 including restricted cash, cash and equivalent balances of $1,003,678 compared to a working capital deficit of $4,291,912 at December 31, 2009. This deficit was primarily related to short term note obligations which will be due over the course of the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies; however, there can be no assurances that it will be successful.

     Accounts receivable increased from $3,795,301 at December 31, 2009 to $3,844,877 at June 30, 2010. The increase was primarily due to increased revenues associated with the increase in toner sales.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $4,242,676 at December 31, 2009 to $4,595,346 at June 30, 2010. The increase was primarily due to the increased sales in the six months ended

June 30, 2010 resulting in an increase in the cost of toner cartridges and corresponding payables.

     The Company entered into no derivative financial instrument arrangements for the six months ended June 30, 2010.

     During the first six months of 2010, the Company raised $650,000 through the issuance of convertible notes payable, $1,100,000 in notes payable to accredited investors and $30,199 in equipment financing.

     During the six months ended June 30, 2010, the Company used $587,591 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations. The Company currently is in the process of restructuring the majority of its debt and is aggressively cutting costs. The Company believes that if it is successful in its debt restructuring and cost cutting measures then it will begin to generate sufficient cash from existing operations to meet its capital requirements during the next twelve months; however, there are no assurances that the Company will be able to complete its debt restructuring and cost cutting plans. If the debt restructuring and cost cutting measures do not generate sufficient cash to meet its capital needs, Management believes it will be successful in obtaining debt or equity financing for its operations for the next twelve months. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the six months ended June 30, 2010, the Company received $1,582,034 in cash from financing activities. These cash flows were primarily from $1,100,000 for the issuance of notes payable, $650,000 for the issuance of convertible notes payable, net proceeds of $459,568 from the its revolving line of credit offset by $654,250 in payments relating to notes payable and $131,304 relating to repayment of shareholder advances.

     On July 8, 2010 the Berger Trust exercised the right, represented by warrants, to purchase 5,200,000 shares of the Common Stock of the Company at a temporarily reduced price of $0.05 per share for an amount of $260,000. Two other warrant holders exercised their rights, represented by warrants, to purchase 200,000 shares each of the Common Stock of the Company at a temporarily reduced price of $0.05 per share for an amount of $ 10,000 each. These proceeds are being used for operating purposes.

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

Insufficient Working Capital

     As of June 30, 2010, the Company had a net working capital deficit of $5,110,026 which includes $4,020,585 of debt that matures in the next twelve months. This deficit was primarily related to short term note obligations which are due over the next twelve months. The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt. The Company believes that it will be successful in addressing its short term working capital requirements through various strategies. The Company has inadequate financial resources and insufficient working capital to sustain its business activities as they currently are. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. We have already begun implementing parts of our organic growth plan and cost reductions; however, we do not know the overall impact that these efforts may have on the business. The Company is currently spending approximating $75,000 more cash per month than is being generated from operations due to debt service payments, however, the growth of its sales has helped the Company to finance operating deficits through its revolving line of credit.

     During the six months ended June 30, 2010, the Company raised $1,750,000 from notes payable and convertible notes payable from accredited investors. The Company has extended principal payments on over $1 million of current debt and is continuing its efforts to extend further debt. The Company estimates that it will need to raise an additional $1,000,000 of cash during the next twelve months and extend principal payments of a minimum of $3,000,000 of debt to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing or renegotiating terms or converting a portion of its short term obligations into equity.

     In April 2008, the Company entered into a line of credit with a financial institution, which is secured by all of the assets of the Company. The amount of the line of credit is $2,500,000. The availability of the line is determined by eligible accounts receivables. The balance due was $2,211,386 at June 30, 2010 and the approximate availability under the line was $290,000 at June 30, 2010.

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

(b) Changes in Internal Control over Financial Reporting.

     There has been no changes in the Company's internal control over financial reporting for six months ended June 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Form 10-K for the year ended December 31, 2009.

ITEM 1A. RISK FACTORS

Not required.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Except as stated below, there were no unregistered sales of equity securities during the six months ended June 30, 2010 that have not been disclosed in reports on Form 8-K.

      In April 2010, the Company issued 961,143 shares of the Company's Common Stock to Salesconx, Inc. as payment for management fees under a sales referal agreement with Salesconx, Inc.  In connection with this sale, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act"). The Company reasonably believes that the investor is an "Accredited Investor," as defined under the Act, who had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificates representing the securities issued.

     In June 2010, the Company issued 1,000,000 shares of the Company's Common Stock to Merriman Curhan Ford full payment for an aggregate of $50,000 in commissions and consulting fees owed to Merriman Curhan Ford. In connection with this sale, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act"). The Company reasonably believes that the investor is an "Accredited Investor," as defined under the Act, who had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificate representing the securities issued.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION.

Not Applicable

ITEM 6. EXHIBITS.

Exhibit No.	Description
----------	-----------------------------------------------------------
10.1	Convertible Promissory Note to Ronald L. Chez IRA. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated April 6, 2010.

10.2	Form of Warrants to Purchase Common Stock to Ronald L. Chez IRA. Incorporated by reference to Exhibit 10.2 to the Company's Report on Form 8-K dated April 6, 2010.

10.3	First Amendment to Master Amendment Agreement with MTS Partners, Inc. dated June 28, 2010. Filed herewith electronically.

10.2	Termination Agreement with Mid-America Environmental, LLC, et al. Incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated June 10, 2010.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) . Filed herewith electronically.

32.1	Certification of CEO pursuant to Section 906 of the Sarbanes- Oxley Act of 2002. Filed herewith electronically.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith electronically.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN TONERSERV CORP.

Date:	August 16, 2010	By: /s/ Chuck Mache
Chuck Mache
Chief Executive Officer

By: /s/ Dan Brinker
Dan Brinker
Chief Financial Officer