Form 10-Q
period 2010-09-30
AMERICAN TONERSERV CORP.
filed 2010-11-22
CIK 1009479

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 2010

[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934

    For the transition period from ____________ to ____________

Commission File Number: 333-120688

AMERICAN TONERSERV CORP.
(Exact name of registrant as specified in its charter)

Delaware                                33-0686105
(State or Other Jurisdiction)          (I.R.S. Employer Identification No.)

                                              of Incorporation)

6085 State Farm Drive, Suite 110, Rohnert Park, CA  94928

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: On November 19, 2010 there were 91,187,137 shares of Common Stock outstanding; 7,800,000 shares of Series D Preferred Stock outstanding and 1,200 shares of Series E Preferred Stock outstanding.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

FORM 10-Q

TABLE OF CONTENTS

                                                                       Page

PART I.   FINANCIAL INFORMATION

Item 1.   Condensed Consolidated Balance Sheet

          September 30, 2010 (Unaudited) and December 31, 2009 ......    3

          Condensed Consolidated Statements of Operations (Unaudited)

Three Months Ended and Nine Months Ended September 30, 2010

and 2009....................................................   5

          Condensed Consolidated Statements of Cash Flow (Unaudited)

          Nine Months Ended September 30, 2010 and 2009...............   7

          Notes to Condensed Consolidated Financial Statements

          (Unaudited) ................................................   9

Item 2.   Management's Discussion and Analysis of Financial

          Conditions and Results of Operation ........................  23

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..  32

Item 4.   Controls and Procedures ....................................  32

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings ..........................................  33

Item 1A.  Risk Factors................................................  33

Item 2.   Unregistered Sales of Equity Securities and Use of

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet

                                                   September 30,

2010        December 31,

                                                   (unaudited)        2009

   -----------    -----------

ASSETS

Current assets

 Cash and cash equivalents                         $     7,747    $    92,872

 Short term restricted cash                          1,000,000              -

 Accounts receivable, net                            3,853,529      3,795,301

 Inventory, net                                      1,153,325      1,029,404

 Prepaid expenses and other current assets             124,214         95,528

 Deferred compensation                                   8,602        132,533

                                                   -----------    -----------

     Total current assets                            6,147,417      5,145,638

                                                   -----------    -----------

 Intangible assets, net                              2,874,160      3,604,035

 Goodwill                                            6,935,468      7,127,999

 Property and equipment, net                           534,412        539,137

 Deferred financing costs                              283,742        583,916

 Other assets                                           51,044         51,044

                                                   -----------    -----------

     Total assets                                  $16,826,243    $17,051,769

                                                   ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

 Cash overdraft                                    $   179,845    $         -

 Accounts payable and accrued expenses               4,594,563      4,242,676

 Shareholder advances                                  111,037        247,350

 Revolving line of credit                            2,122,359      1,751,818

 Notes payable - current portion, net                2,127,517      1,687,577

 Notes payable - related parties, net                  485,300        632,653

 Convertible notes payable - current portion, net      830,740       729,365

 Convertible notes payable – related parties, net     754,984              -

 Deferred revenue                                      157,858        146,111

                                                   -----------    -----------

     Total current liabilities                      11,364,203      9,437,550

                                                   -----------    -----------

Long-term liabilities

 Convertible notes payable, net                      1,971,111      1,489,779

 Convertible notes payable – related parties, net      829,037      1,672,986

 Notes payable, net                                    392,431        692,432

 Note payable – related parties, net                  150,000        264,080

 Warrant liabilities                                   208,613        683,697

                                                   -----------    -----------
Total long-term liabilities                          3,551,192      4,802,974

                                                   -----------    -----------

     Total liabilities                              14,915,395     14,240,524

                                                   -----------    -----------

(continued)

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Balance Sheet (continued)

Commitments and contingencies

Stockholders' equity:

 Series D and E Preferred stock, $0.001 par value

  50,000,000 shares authorized; 7,801,200 shares

  issued and outstanding at September 30, 2010

  and December 31, 2009, respectively                    7,801          7,801

 Common stock, $0.001 par value

  450,000,000 shares authorized;

  91,187,137 and 78,625,995 shares issued and

  outstanding at September 30, 2010 and

  December 31, 2009, respectively                       91,182         78,626

 Additional paid-in capital                         32,345,730     28,162,066

 Accumulated deficit                               (30,533,865)   (25,437,248)

                                                  ------------   ------------

     Total stockholders' equity                      1,910,848      2,811,245

                                                  ------------   ------------

     Total liabilities and stockholders' equity   $ 16,826,243   $ 17,051,769

                                                  ============   ============

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Operations

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

	2010	2009	2010	2009
	-------------	-------------	-------------	-------------
Revenues:
Toner and supplies	$7,654,673	$6,896,829	$22,565,894	$18,614,449
Service	859,165	863,772	2,862,209	2,878,643
	---------	--------	---------	--------
Total revenues	8,513,838	7,760,601	25,428,103	21,493,092
	---------	--------	---------	--------
Cost of sales:
Toner	6,086,020	5,380,007	17,925,587	14,194,819
Service	424,076	380,511	1,387,339	1,082,968
	---------	--------	--------	--------
Total cost of sales	6,510,096	5,760,518	19,312,926	15,277,787

Gross profit	2,003,742	2,000,083	6,115,177	6,215,305

Operating expenses:
Salaries and wages	723,583	808,314	2,371,290	2,557,927
Professional fees and services
	96,518	222,734	552,717	1,006,043
Sales and marketing	681,884	611,972	2,130,726	1,712,472
General and administrative	508,739	490,420	1,538,861	1,477,950
Amortization of intangible assets
	173,268	181,616	533,716	535,107
	---------	--------	--------	--------
Total operating expenses	2,183,992	2,315,056	7,127,310	7,289,499
	---------	--------	--------	--------
Loss from operations	(180,250)	(314,973)	(1,012,133)	(1,074,194)
Other (expense) income:
Change in fair value of warrant liability	(444,494)	(389,248)	(17,148)	63,421
Loss on extinguishment of debt	-	-	(1,454,245)	-
Loss on disposal of assets	(15,241)	-	(132,780)	-
Fair value of convertible debt	-	-	-	250,000

(continued)

Interest expense, net		(652,858)	(325,928)	(2,480,766)	(1,119,347)
Other income		-	1,372	455	5,277
		---------	---------	--------	-------
Net loss		$(1,292,843)	$(1,028,777)	$(5,096,617)	$(1,874,843)
		==========	===========	==========	===========
Net loss per share:
Basic and diluted	$	(0.01)	$(0.01)	$(0.06)	$(0.02)
		==========	===========	==========	===========
Weighted average number
of shares outstanding:
Basic and diluted		90,443,660	78,386,647	85,984,153	78,041,746
		==========	==========	==========	==========

The accompanying notes form an integral part of these condensed consolidated financial statements.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                         Nine months ended

September 30,

                                                   --------------------------

                                                       2010           2009

                                                   -----------    -----------

Operating activities

    Net loss for the period                       $(5,096,617)   $(1,874,843)

Adjustments to reconcile net loss to net cash

   used in operating activities

    Depreciation                                      158,160        674,146

    Amortization of intangible assets                 533,716

    Accretion of notes discount                       883,554        383,834

    Interest capitalized to notes payable             116,157              -

    Fair value of convertible debt                          -       (250,000)

    Change in fair value of warrant liability          17,149        (63,421)

    Stock based compensation                          248,486        667,539

    Amortization of deferred financing costs          802,227              -

    Provision for doubtful accounts                   121,659         13,126

    Loss on extinguishment of debt                  1,454,245              -

    Loss on disposal of assets                        132,780              -

    Other income                                            -         (2,883)

Change in operating assets and liabilities

   (Increase) decrease in assets

    Accounts receivable                              (183,346)      (928,200)

    Inventory                                        (189,237)      (387,114)

 Prepaid expenses and other current assets         (28,686)      (114,018)

Increase (decrease)in liabilities

    Accounts payable and accrued expenses             330,453      1,328,686

    Deferred revenue                                   11,747        203,585

                                                  -----------     ----------

   Net cash used in operating activities             (687,552)      (349,563)

                                                  -----------     ----------

Investing activities

    Purchase of property and equipment               (168,676)       (56,058)

    Proceeds from sale of property and equipment            -          2,949

    Change in restricted cash                      (1,000,000)             -

                                                  -----------     ----------

   Net cash used in investing activities           (1,168,676)       (53,109)

                                                  -----------     ----------

Financing activities

    Cash overdraft                                    179,845          9,076

    Proceeds from issuance of preferred stock               -        700,000

    Proceeds from issuance of common stock            280,000              -

    Proceeds from shareholder advances                 10,000        111,566

    Proceeds from issuance of notes payable         1,280,197        300,000

    Payment on convertible notes payable              (34,974)             -

    Repayment of shareholder advances                (142,718)      (159,000)

Net proceeds from revolving line of credit        370,541       344,975

Proceeds from issuance of convertible notes       650,000         50,000

    Exercise of warrants                                    -        135,000

    Payment on notes payable                         (821,788)    (1,025,990)

    Dividend paid on preferred shares                                 (4,122)

                                                  -----------     ----------

    Net cash provided by financing activities       1,771,103        461,505

                                                  -----------     ----------

                                        (continued)

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

(Continued)

 Net (decrease) increase in cash                      (82,125)        58,833

    Cash and cash equivalents, beginning of period     92,872          4,033

                                                   ----------     ----------

    Cash and cash equivalents, end of period       $    7,747     $   62,866

                                                   ==========     ==========

Supplementary information

Interest paid                                      $  528,713     $  680,900

                                                   ==========     ==========

Non cash investing and financing transaction

Deferred compensation on restricted stock,

 warrant, and option grants to (returns from)

 non-employees                                     $    99,765    $  118,544

                                                   ===========    ==========

Issuance of warrants to guarantors to

 secure debt                                       $   366,933    $        -

                                                   ===========    ==========

Issuance of stock to

 obtain debt                                       $   750,000    $        -

                                                   ===========    ==========

Issuance of common stock in exchange

 for consulting services                           $   117,280    $   11,500

                                                   ===========    ==========

Warrants issued in connection with

 loss on debt extinguishment                       $ 1,253,949    $        -

                                                   ===========    ==========

Net loss on debt extinguishment related

 to note discounts                                 $   200,296    $        -

                                                   ===========    ==========

Issuance of common stock for

 Accounts payable                                  $         -    $   11,000

                                                   ===========    ==========

Conversion of notes payable into

 preferred stock                                   $         -    $1,000,000

                                                   ===========    ==========

Issuance of notes payable for Alpha Laser          $         -    $  449,600

                                                   ===========    ==========

Issuance of common stock for Alpha Laser           $         -    $   40,000

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

     The Company had a loss of $5,096,617 and had negative cash flows from operations of $687,552 for the nine month period ended September 30, 2010 and had an accumulated deficit of $30,533,865 and a working capital deficit of $5,216,786 at September 30, 2010. Cash flows from operations are insufficient to sustain the current level of operations.  Thus, the Company has insufficient funds to meet its financial obligations as they become due.

     Management believes it will be successful in financing its operations for the next twelve months as it continues to implement its organic growth strategies. It is management's objective to seek additional capital and funding sources to primarily finance its organic growth strategy. Additionally, management is attempting to defer payments on its notes payable to help finance its operations. However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.  This raises substantial doubt about the Company's ability to continue as a going concern.

The Company raised $1,280,197 through notes payable, $650,000 through convertible notes payable and $280,000 through the issuance of common stock from exercised warrants during the nine months ended September 30, 2010. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.  Although the Company will continue to seek additional cash resources through equity issuances in order to position the Company for possible future opportunities, there can be no assurance that funds will be available on an economic basis to the Company.

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

     Principles of Consolidation:

     The consolidated financial statements include the accounts of American TonerServ Corp. and its wholly-owned subsidiaries, Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC, and iPrint Technologies, LLC and Alpha Laser, LLC (collectively referred to as the "Company"). Alpha Laser accounts are included through the termination date of May 21, 2010.  American TonerServ Corp. is the sole member of Optima Technologies, LLC, Tonertype, LLC, NC TonerServ, LLC, Alpha Laser,LLC and iPrint Technologies, LLC which are Delaware Limited Liability Companies. Intercompany transactions and balances have been eliminated in consolidation.

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

Inventory and Inventory Reserve:

     Inventory consists of finished goods and raw materials which is primarily toner cartridges and service parts and is stated at the lower of cost or market determined by the average cost method. An inventory reserve has been set up to account for obsolete inventory.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.   Basis of Presentation and Summary of Significant Accounting Policies

    (Continued)

Deferred financing costs:

      Costs incurred by the Company relating to securing debt (including payments to individuals for the guaranty of debt) are capitalized and amortized over the term of the related debt using the straight-line method which approximates the interest method.  When a note is paid in full, any unamortized financing costs are removed from the related accounts and charged to interest expense.  During the nine months ended September 30, 2010, the Company incurred $502,052 in financing costs paid to both third parties and related parties, in connection with the guaranty and issuance of certain debt instruments.  Amortization of deferred financing costs charged to interest expense was $802,226 for the nine months ended September 30, 2010.

Stock Based Compensation:

     The Company has one stock incentive plan (the "Plan"), administered by the Board of Directors, which provides for the granting of options and shares of common stock to employees, officers, directors and other service providers of the Company. Options granted under this Plan generally are granted with an exercise price equal to the market value of a common share at the date of grant and typically vest over four years from the date of grant.  The total number of shares authorized to be granted under the 2008 Plan was 15,000,000 at September 30, 2010.

     The estimated fair value of equity-based awards, less expected forfeitures, is amortized over the awards' vesting period on a straight-line basis.  Stock-based compensation expense recognized in the consolidated statements of operations relating to stock options for the nine month periods ended September  30, 2010 and September 30, 2009 was $248,487 and $667,539, respectively.  The Company has not recorded income tax benefits related to equity-based compensation expense as deferred tax assets are fully offset by a valuation allowance.

In calculating compensation related to stock option grants, the fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model and the following weighted average assumptions. No stock options were granted during the nine month period ended September 30, 2010:

Nine months ended	Nine months ended
September 30, 2010	September 30, 2009
-----------------	-----------------

Dividend yield                           None               None

Expected volatility                  115.0%-117.94%     89.01%-100.25%

Risk-free interest rate               1.82%-2.58%         0.46%-2.71%

Expected terms (years)                  5.3-9.1            5.5-6.3

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

     Net Loss Per Share:

     Net loss per share has been calculated using the weighted average number of shares outstanding during the period.  Diluted loss per common share are computed similar to basic loss per share except that the weighted average number of common shares outstanding is increased to include additional common shares from the assumed exercise of options, non vested restricted stock, warrants and conversion of convertible debt, if dilutive. Dilutive loss per share is the same as basic loss per share in all periods, since there is a net loss in each period making the impact of outstanding options and warrants anti-dilutive.

     The following securities, which include options, non vested restricted stock, warrants, convertible debt, preferred stock and notes related to acquisitions, could potentially dilute basic earnings per share in the future:

                                              September 30,   September 30,

                                                  2010            2009

                                              ------------    ------------

     Potential equivalent shares excluded     122,646,092      70,687,286

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

3.   Basis of Presentation and Summary of Significant Accounting Policies

     (Continued)

     Warrant Liabilities:

     The Black-Scholes-Merton option pricing method was used to value the warrants and detachable warrants.  A per share price of $0.05 was attached to the warrants which represents the fair value of common stock at September 30, 2010, a 117.94% volatility rate and risk free interest rate of 0.42% correlating to the estimated lives ranging from 1.5 to 2 years, based on an estimated PIPE occurring in the third quarter of 2011.

     As the warrant contracts must be settled by the delivery of registered shares and the delivery of the registered shares are not controlled by the Company and the number of warrants is variable, at September 30, 2010, the estimated fair value of the warrants at the date of issuance was recorded as a warrant liability on the balance sheet.

     Segment:

     Based on the Company’s integration and management strategies, the Company operates in a single business segment.  For the nine months ended September 30, 2010 and 2009, all material revenues have been derived from domestic operations.

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

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

5. Restricted Cash

At September 30, 2010, the Company had short-term restricted cash of $1,000,000.  This amount was used to collateralize the Company's issuances of Standby Letters of Credit (SBLC’s).

6. Inventory and Inventory Reserve

     Inventory balances as of September 30, 2010 and December 31, 2009, were as follows:

                                     September 30, 2010   December 31, 2009

                                      ---------------     -----------------

                  Finished goods         $1,161,081          $  978,664

                  Raw materials              72,905              50,740

                  Inventory reserve         (80,661)                  -

                                         ----------          ----------

                  Total inventory        $1,153,325          $1,029,404

                                         ==========          ==========

7. Shareholder Advances

During the nine months ended September 30, 2010, the Company repaid $142,718 in advances made to the Company by three shareholders, one of which is a director and received proceeds of $10,000 from a shareholder who is a director.  At September 30, 2010 accrued interest relating to these advances to the Company was $34,769.

8. Notes Payable and Convertible Notes Payable

Long Term Debt:

      Long-term debt consists of the following:

                                              September 30,       December 31,

                                                  2010               2009

                                            ---------------     ------------

Convertible notes payable                     $2,801,851         $2,219,145
Convertible notes payable, related parties

    MTS Partners, net                          1,391,149          1,485,439

    James Laier, net                             192,872            187,547

                                               ----------         ----------
                                               1,584,021          1,672,986
                                               ----------         ----------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable and Convertible Notes Payable (continued)

Notes payable, related parties

   MTS Partners, net                            $302,800           $596,733

   Chad Solter                                   182,500            150,000

   James Laier                                   150,000            150,000

                                               ----------         ----------

                                                 635,300            896,733

                                               ----------         ----------

Notes Payable

    James Berger                                 938,132                  -

    Acquisition notes, net                       873,505          1,428,338

    Others, net                                  708,311            951,671

                                               ----------         ----------

                                               2,519,948          2,380,008

                                               ----------         ----------

                                              $7,541,120         $7,168,872

                                               ==========         ==========

Total current portion of debt                 $4,198,541         $3,049,595

Long term portion                              3,342,579          4,119,277

                                               ----------         ----------

                                              $7,541,120         $7,168,872

                                              ==========         ==========

Debt maturities for the next four years ended September 30;

                                                            Amount
                                                          ----------

      2011                                                $4,198,541

      2012                                                $1,649,928

      2013                                                $1,492,651

      2014                                                  $200,000

On January 12, 2010, the Company entered into a Note Purchase Agreement with Galt Asset Management, LLC ("Galt"). The Company has delivered to Galt four 10% Convertible Promissory Notes for a total of $450,000 which has been advanced to the Company by Galt.

The Galt Notes are payable interest only through October 31, 2011 at which time the notes will be payable in full. The 10% Convertible Promissory Notes will be convertible into shares of the Company's common stock beginning in 2011, unless there is an event of default or a change of control of the Company, in which case the notes would become immediately convertible. Until May 1, 2011, the conversion price of the notes will be $0.125. After that date, the conversion price of the notes will be the lower of $0.125 per share or 80% of the volume-weighted average price of the Company's common stock for the twenty trading days prior to the conversion date. The beneficial conversion feature of this note was valued at $245,455 and was recorded as additional paid in capital and a discount to the related debt.

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

On January 14, 2010, the Company borrowed $500,000 from an accredited investor in exchange for a Convertible Promissory Note ("Note").  The Note bears interest at 10% per annum and is payable interest only through January 14, 2011 at which time the Note will be payable in full.  The Note is convertible into shares of the Company's common stock at a conversion price of $0.125. The beneficial conversion feature of this note was valued at $206,572 and was recorded as additional paid in capital and a discount to the related debt.  The Note is personally guaranteed by Chuck Mache, the Company's President and CEO and Ryan Vice, the Company's former Chief Financial Officer.

As additional consideration for the Note the Company issued to the investor 2,500,000 shares of the Company's common stock valued at $154,929. The investor also received warrants to purchase 2,500,000 shares of the Company's common stock at $0.125 per share through January 14, 2015, which were valued at $138,499.  The value of the additional consideration is recorded as a discount to the note.

On March 5, 2010, the Company borrowed $1,000,000 from the James E. Berger and Joann E. Berger Trust (the "Berger Trust").  The funds from this loan are being held by a bank to secure stand-by letters of credits from that bank and have been recorded in the accompanying financial statements as restricted cash (Note 5).  Previously, the Berger Trust had deposited the funds directly with the bank as security for the stand-by letters of credit.  The Promissory Note is due on March 5, 2011 and bears interest at 10% per annum.  One-half of the interest on the notes is payable on a monthly basis, and the remaining interest is payable at maturity along with the principal. As additional consideration for the loan, the Berger Trust received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share, which were valued at $148,483.  The warrants are exercisable through March 5, 2015. This loan is also personally guaranteed by William Robotham, director.  As compensation for this personal guaranty, Mr. Robotham received warrants to purchase 2,000,000 shares of the Company's common stock at $0.05 per share, which were valued at $174,375.  The warrants are exercisable through March 5, 2015. The warrants issued to the Berger Trust and to Mr. Robotham were valued as of the grant date.  The Berger Trust warrants were recorded as a note discount valued at $148,483.  Mr. Robotham’s warrants were capitalized to deferred financing costs and will be amortized over the life of the loan.  Amortization relating to these warrants for the nine months ended September 30, 2010, was $101,719.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Consolidated Financial Statements

8. Notes Payable and Convertible Notes Payable (continued)

On March 30, 2010, the Company entered into a new Master Amendment Agreement with MTS Partners, Inc., formerly known as iPrint Technologies, Inc., ("MTS Partners"), of which Chad Solter, who is currently a Director of the Company, is an owner.  Pursuant to the Master Modification Agreement the terms of outstanding promissory notes, the security agreement and certain other related documents were amended.  The promissory notes held by MTS Partners were replaced by an Amended and Restated Secured Convertible Promissory Note (the "Restated Long-term Note") and an Amended and Restated Secured Promissory Note (the "Restated Short-term Note").

Restated Long-Term Note

The Restated Long-term Note is for $1,865,156 with an interest rate of 8% per annum.  The note is convertible at $0.05 per share beginning July 1, 2011.  The beneficial conversion feature of this note was valued at $462,787.  The note is recorded on the balance sheet in convertible notes payable – related parties in both current and long term liabilities. No payments are due until January 1, 2011, but interest shall accrue during such period.  Commencing January 1, 2011, this note has a balloon payment due of $590,253 with monthly payments of $47,477 thereafter until paid in full. The maturity date of the Restated Long-Term Note is October 31, 2013; however, payments will be suspended and the maturity date will automatically be extended until October 31, 2015 upon satisfaction of all the following conditions by December 31, 2010 (the “Required Conditions”):

      (a)   Reduce Indebtedness.  Reduce, whether by repayment or by conversion into shares of capital stock of ATS, the amount of indebtedness of ATS by at least One Million Five Hundred Thousand Dollars ($1,500,000), excluding any repayment of Solter's Short-term Advance (as defined below). A total of $504,892 of indebtedness has been reduced.

      (b)   Extend Indebtedness.  Extend the maturity dates of at least Six Hundred Thousand Dollars ($600,000) of indebtedness of ATS (in addition to the indebtedness to be reduced in accordance with the previous section) by at least three (3) years from December 31, 2010. There has been a total of $1,116,278 of indebtedness extended.

      (c)   Raise Additional Funds; Extend Repayment of Short-term Advances.  Raise additional funds by issuance of equity securities equal to at least One Million One Hundred Thousand Dollars ($1,100,000); provided, however, the amount of any Short-term Advances (as defined below) that are repaid, extended by at least three (3) years from December 31, 2010, or converted into shares of capital stock of ATS shall be counted for purposes of determining whether ATS has raised such amount.  As used herein, "Short-term Advances" shall mean the series of short-term advances (including the Solter's Short-term Advance (as defined below)) from certain investors, including certain directors, in the aggregate amount of approximately $568,000.  There has been a total of $495,000 of additional funds either raised or short term advances extended.

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

If all the above conditions are met, the Restated Long-term Note will be extended through September 30, 2015 with payments beginning on January 31, 2013 at $76,604 per month.  The Company reserves the right to pay off the full balance of the note at anytime.

Commencing July 1, 2011, the outstanding principal and unpaid accrued interest of Restated Long-Term Note may be converted into shares of the Company's common stock at a conversion price of $0.05 per share.

Restated Short-Term Note

The Restated Short-Term Note is for $290,813 with an interest rate of 10% per annum.  No payments are due until January 1, 2011, but interest shall accrue.  Commencing January 1, 2011, this note is payable in full in the amount of $313,558.  The maturity date of the Restated Short-Term Note is January 1, 2011; however, the maturity date will automatically be extended until January 1, 2013 upon satisfaction of the Required Conditions described above.

In the event of a default, MTS Partners continues to have the right under the security agreement to a return of all of the assets related to the business of iPrint that the Company acquired on October 31, 2008.

In connection with the execution of the Master Modification Agreement, the Company delivered to MTS Partners warrants to purchase 23,569,616 shares of the Company's common stock at an exercise price of $0.0567.  The Initial Warrants are exercisable immediately and expire on October 31, 2013; however, the expiration date will automatically be extended until October 31, 2015 upon satisfaction of the Required Conditions. These warrants were valued at grant date fair value and are recorded in the loss on the extinguishment of the debt relating to this note modification (Note 10).

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

On June 28, 2010, the Company entered into the First Amendment to the Master Amendment Agreement pursuant to which MTS Partners agreed to extend the maturity date of certain standby letters of credit held by MTS Partners to December 31, 2010.  In exchange for this extension, the Company agreed to pay MTS Partners $365,000 in the event that the Company, or its iPrint subsidiary, is sold to a third party.

9. Termination of Alpha Laser Agreement

The Company entered into an Asset Purchase Agreement on April 15, 2009 with Alpha Laser granting the Company an option to purchase all of the assets of Alpha Laser.  The option exercise required no additional consideration to be paid by the Company.  The Company issued a promissory note in the amount of $337,800 and a contingent promissory note in the amount of $111,800. Additionally, the Company and Alpha Laser entered into an Independent Sales Partner Agreement and a series of employment agreements.  On May 21, 2010, the Company terminated the Asset Purchase Agreement with Alpha Laser and the two promissory notes, which at the time of termination had principal outstanding of $344,925 were cancelled.  The Company recognized a loss on the disposal of assets of $117,539 on the Alpha Laser termination.  Additionally, the Company had a loss of $15,241 from an abandoned lease in its Tonertype operation.

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

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

                                  ==========

11. Stockholder’s Equity

Common Stock Warrants

Warrants outstanding as of September 30, 2010, are as follows:

                    Remaining

                                                 Warrants   Price     Life

                                                 ---------  -----   ---------

      Warrants issued in Convertible

        Debt Offerings – 2004 to 2007            8,937,500  $0.04      2.00

                                                ----------

      Warrants classified as liabilities

  at September 30, 2010                    8,937,500

      Warrants issued in Debt

        Offering – 2007                            555,000  0.30      2.25

      Warrants issued in iPrint Debt

        Offering – 2008 & 2009                   2,456,250  0.30      1.15

      Warrants issued in Debt

        Offerings - 2008                           373,750  0.35      2.60

      Warrants issued in Debt

        Offerings - 2008                           400,000  0.30      3.05

      Warrants issued to MTS Partners, Inc.        200,000  0.30      3.08

Warrants issued in Common Stock

        Offerings in 2007 and 2008              17,747,419  0.30      2.27

      Warrants issued to Dinosaur Securities       750,000  0.30      1.43

      Warrants issued in Equity

        Offerings - 2008                           541,667  0.30      2.87

      Warrants issued to IRG                       450,000  0.25      4.00

Warrants issued to MTS Partners, Inc.     23,569,616  0.07      3.08

      Warrants issued to SBLC Guarantors        5,000,000   0.15      3.66

      Warrants issued to SBLC Guarantors        2,000,000   0.05      4.31

      Warrants issued to Investor for SBLC’s    6,956,250   0.05      4.31

                                                ----------

AMERICAN TONERSERV CORP. AND SUBSIDIARIES

Notes to Unaudited Condensed Financial Statements

11. Stockholder’s Equity (continued)

      Warrants classified as equity

        at September 30, 2010                   60,999,952

                                                ----------

      Total warrants at September 30, 2010      69,937,452

                                                ==========

Stock Option Plan

     A summary of the changes in stock options outstanding under our equity-based compensation plans during the nine months ended September 30, 2010 is presented below:

                                                       Weighted

                                                        Average

                                            Weighted   Remaining

                                            Average   Contractual  Aggregate

                                            Exercise     Term      Intrinsic

                                  Shares    Price       (Years)      Value

                                 ---------  --------  -----------  ---------

Outstanding at January 1, 2010  20,491,900   $0.20        8.09     $  900,000

Granted                                -       -           -              -

Exercised                              -       -           -              -

  Forfeited/Expired              4,375,000   $0.16        6.36              -

                                ----------   -----        ----     ----------

Outstanding at

September 30, 2010              16,116,900   $0.20        7.83     $        -

                                ==========   =====        ====     ==========

Exercisable at

September 30, 2010              10,257,775   $0.22        7.43     $        -

                                ==========   =====        ====     ==========

     There were no options granted during the nine-month period ended September 30, 2010.

     As of September 30, 2010, there was approximately $660,840 of total unrecognized compensation cost related to non-vested options granted under the plans, which is expected to be recognized over a weighted average period of 2.3 years, of which $8,602 is recorded as deferred compensation.  A total of 3,464,024 options vested with a total fair value of $248,487 during the nine-month period ended September 30, 2010.  No options were exercised during the nine-month period ended September 30, 2010. All of the options are expected to vest.

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

The Company has available a $2,500,000 revolving line of credit secured by all of the assets of the Company.  The availability of the line is based on eligible accounts receivables.  The interest rate on the outstanding balance was eight and one-half percent per annum as of September 30, 2010. This line matures in April, 2011.

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

Three Months Ended September, 2010 and 2009

     Revenue. Revenue for the three months ended September 30, 2010 ("Q3 2010") was $8,513,838 as compared to $7,760,601 for the three month period ended September 30, 2009 ("Q3 2009"). The increase in revenue in Q3 2010 was primarily due to the revenue growth associated with the Company’s organic growth strategies.  Revenues from the sale of toner cartridges increased by $757,844 for three months ended September 30, 2010 compared to the same period in 2009 due to the revenue associated with the Company’s organic growth strategies. Revenues from service decreased by $4,607 for the three months ended September 30, 2010 compared to the same period in 2009.

     Gross Profit. Gross profit for Q3 2010 increased to $2,003,742 from $2,000,083 in Q3 2009.  The gross profit margin in Q3 2010 was 23.5% compared to a gross profit margin for Q3 2009 of 25.8%. The Company's gross margins decreased compared to Q3 2009 primarily due to the change in product mix from compatible cartridges to OEM cartridges. Additionally, an increase in the cost of cores had an impact in reducing our gross margins compared to Q3 2009.

     Salaries and Wages. Salaries and wages expenses were $723,583 for Q3 2010 compared to $808,314 in Q3 2009. The Q3 2010 decrease was due primarily to staff reductions at corporate headquarters.

     Professional Fees and Services. Professional fees and services expenses were $96,518 in Q3 2010 compared to $222,734 in Q3 2009. This decrease was primarily due to tighter controls on our legal and accounting fees and lower costs associated with our investor relations program which was terminated in February 2010.

     Sales and Marketing. Sales and marketing expenses were $681,884 for Q3 2010 compared to $611,972 in Q3 2009.  The increase in Q3 2010 was primarily due to the additional sales personnel hired during late 2009 related to the Company’s organic growth strategies and increased commissions paid out due to increased sales subject to commissions.

     General and Administrative. General and administrative expenses were $508,739 in Q3 2010 as compared to $490,420 in Q3 2009. General and administrative expenses increased primarily due to overhead associated with the operations of Alpha Laser which began in April 2009 and terminated in May 2010.

     Amortization Expense.  Amortization expense was $173,268 in Q3 2010 as compared to $181,616 in Q3 2009.  The decrease was due to the asset purchase option agreement with Alpha Laser in April 2009. This option agreement was terminated in May 2010.

     Net Loss from operations. The net loss from operations for the three months ended September 30, 2010 was $180,250 compared to a net loss of $314,973 for the three months ended September 30, 2009.  The decrease in the net loss of $134,723 for Q3 2010 was primarily related to a decrease in professional fees of $126,216.

     Other (Expense) Income. During the three month period ended September 30, 2010, there was an increase of $326,930 in interest expense as compared to three month period ended September 30, 2009 as a result of the costs related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s).

     Net Loss. The net loss for the three months ended September 30, 2010 was $1,292,843 compared to a net loss of $1,028,777 for the three months ended September 30, 2009.  The $264,066 increase in the net loss over the prior year was primarily related to the increase in interest expense as a result of the costs related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s) offset somewhat by the drop in professional fees.

     The Company believes that it will continue to have net losses for the foreseeable future due to the amortization of customer lists from acquisitions and other non-cash related expenses such as the change in the fair value of warrant liability.

     Net Loss per Share. The net loss per share in Q3 2010 and Q3 2009 was $0.01.

     EBITDA. EBITDA for Q3 2010 was a negative $412,443 compared to a negative EBITDA of $473,271 for Q3 2009.  The $60,828 reduction in negative EBITDA was primarily the result of the decrease in professional fees.

     Adjusted EBITDA.  Adjusted EBITDA for Q3 2010 was $130,879 compared to an Adjusted EBITDA of $61,200 for Q3 2009.  The increase of $69,676 was primarily the result of the decrease in professional fees.

Nine Months Ended September 30, 2010 and 2009

     Revenue. Revenue for the nine months ended September 30, 2010 ("YTD 2010") was $25,428,103 as compared to $21,493,092 for the nine month period ended September 30, 2009 ("YTD 2009"). The increase of $3,935,011 in revenue in YTD 2010 was primarily due to the revenue growth associated with the Company’s organic growth strategies. Revenues from the sale of toner cartridges increased by $3,951,445 for nine months ended September 30, 20010 compared to the same period in 2009 due to the revenue growth associated with the Company’s organic growth strategies. Revenues from service decreased by $16,434 for the nine months ended September 30, 2010 compared to the same period in 2009.

     Gross Profit. Gross profit for YTD 2010 decreased to $6,115,177 from $6,215,305 in YTD 2009. The gross profit margin in YTD 2010 was 24.0% compared to a gross profit margin for YTD 2009 of 28.9%. The Company's gross margins decreased due to an increase in the cost of compatible cartridges as the cost for the core components increased.  There were lower margins associated with sales to customers acquired from iPrint which have a high concentration of OEM cartridge sales. Additionally, we reduced our pricing in June 2009 to a significant customer to achieve a preferred vendor status.  This status results in significantly increased sales to this customer but at a reduced profit margin.

     Salaries and Wages. Salaries and wages expenses were $2,371,290 for YTD 2010 compared to $2,557,927 in YTD 2009. The decrease was due primarily to staff reductions at corporate headquarters.

     Professional Fees and Services. Professional fees and services expenses were $552,717 in YTD 2010 compared to $1,006,043 in YTD 2009. This decrease was primarily due to compensation of $365,576 for the issuance of warrants to certain directors of the Company in YTD 2009 and tighter controls on the legal and accounting costs.

     Sales and Marketing. Sales and marketing expenses were $2,130,726 for YTD 2010 compared to $1,712,472 in YTD 2009. The increase was primarily due to the additional sales personnel hired during late 2009 related to the Company’s organic growth strategies and increased commissions paid out due to increased sales subject to commissions.

     General and Administrative. General and administrative expenses were $1,538,861 in YTD 2010 as compared to $1,477,950 in YTD 2009. General and Administrative expenses increased due primarily to overhead expenses associated with the operations of Alpha Laser which began in April 2009.

     Amortization Expense. Amortization expense was $533,716 in YTD 2010 as compared to $535,107 in YTD 2009.

     Net Loss from operations. The net loss from operations for the nine months ended September 30, 2010, was $1,012,133 compared to a net loss of $1,074,194 for the nine months ended September 30, 2009. The decrease in the net loss of $62,061 for YTD 2010 was primarily due to the decrease in professional fees partially offset by an increase in sales and marketing costs.

     Other (Expense) Income. During the nine month period ended September 30, 2010, there was an increase of $1,361,419 in interest expense as compared to nine month period ended September 30, 2009, due primarily to the costs related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s). There was a loss on extinguishment of debt related to the iPrint note modification of $1,454,245 for the YTD 2010 primarily related to the warrants issued in connection with the restructuring.  There was a loss on disposal of business assets related to the termination of the Alpha Laser agreement of $117,539 in YTD 2010.

     Net Loss. The net loss for the nine months ended September 30, 2010, was $5,096,617 compared to a net loss of $1,874,843 for the nine months ended September 30, 2009. The $3,221,774 increase in the net loss over the prior year was primarily related to a loss on extinguishment of debt related to the iPrint note modification of $1,454,245 for the YTD 2010 and an increase of $1,361,419 in interest expense for the FYE 2010 due to the amortization of issuance costs and debt discounts related to the issuance of notes payable and the guaranty of Standby Letters of Credit (SBLC’s).

     Net Loss per Share. The net loss per share for YTD 2010 was $0.06 compared to a net loss of $0.02 for YTD 2009.

     EBITDA. EBITDA for YTD 2010 was a negative $1,923,975 compared to EBITDA a negative $81,350 for YTD 2009. The $1,842,625 decrease in EBITDA was primarily the result of the loss on extinguishment of debt related to the iPrint note modification of $1,454,245 in YTD 2010.

     Adjusted EBITDA. Adjusted EBITDA for YTD 2010 was $30,615 compared to Adjusted EBITDA of $345,616 for YTD 2009.

This decrease of $315,001 was primarily the result of a decrease in stock related compensation.

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

     We have presented EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2010 and 2009 to reflect the exclusion of all stock related compensation and gain or loss recognized on the fair value of convertible debt and other one-time expenditures, including the loss on extinguishment of debt related to the iPrint note modification. This presentation facilitates a meaningful comparison of our operating results for the three and nine months ended September 30, 2010 and 2009.

The following is a reconciliation of cash flows provided by operating activities to EBIT, EBITDA, and net loss:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	------------	------------	------------	------------
Cash flows from operating activities
	$(99,961)	$(82,672)	$(687,552)	$(349,563)
Changes in operating assets and liabilities
	79,532	(119,770)	59,069	(102,939)
Non-cash (expenses) income, including depreciation and
amortization	(1,272,414)	(826,335)	(4,468,134)	(1,422,341)
Interest expense, net	652,858	325,928	2,480,766	1,119,347
	----------	----------	----------	----------
EBIT	(639,985)	(702,849)	(2,615,851)	(755,496)
Depreciation and amortization
	227,542	229,578	691,876	674,146
	----------	----------	----------	----------
EBITDA	(412,443)	(473,271)	(1,923,975)	(81,350)
Interest expense	(652,858)	(325,928)	(2,480,766)	(1,119,347)
Depreciation and amortization
	(227,542)	(229,578)	(691,876)	(674,146)
	-----------	----------	----------	----------
Net loss	$(1,292,843)	$(1,028,777)	$(5,096,617)	$(1,874,843)
	===========	===========	===========	===========

The following is a reconciliation of net loss to EBITDA:
	Three Months Ended		Nine Months Ended
	September 30,		September30,
	2010	2009	2010	2009
	---------	------------	------------	------------
Net loss	$(1,292,843)	$(1,208,777)	$(5,096,617)	$(1,874,843)
Interest expense, net	652,858	325,928	2,480,766	1,119,347
	-----------	----------	----------	----------
EBIT	(639,985)	(702,849)	(2,615,851)	(755,496)
Depreciation and amortization
	227,542	229,578	691,876	674,146
	-----------	----------	----------	----------
EBITDA	$(412,443)	$(473,271)	$(1,923,975)	$(81,350)
	===========	===========	===========	===========

The following is a reconciliation of net EBITDA to Adjusted EBITDA; which excludes all non-cash items; one time expenditures and stock related compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	-----------	------------	------------	------------
EBITDA	$ (412,443)	$ (473,271)	$ (1,923,975)	$ (81,350)
Stock related compensation	74,087	120,301	248,489	667,539
Fair value of conversion feature	-	-	-	(250,000)
Loss on extinguishment debt	-	-	1,454,245	-
Fair value of warrant liabilities	444,494	389,248	17,148	(63,421)
Loss on disposal of assets	15,241	-	132,780	-
Bad debt allowance	-	2,500	-	5,000
Other costs	24,741	22,422	101,928	67,848
	----------	---------	---------	---------
ADJUSTED EBITDA	$ 130,879	$ 61,200	$ 30,615	$ 345,616
	==========	==========	==========	==========

Liquidity and Capital Resources

     At September 30, 2010, the Company had a working capital deficit of $5,216,786 including restricted cash, cash and equivalent balances of $1,007,747 compared to a working capital deficit of $4,291,912 at December 31, 2009. This deficit was primarily related to short term note obligations which will be due over the course of the next twelve months.  The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt.  The Company believes that it will be successful in addressing its short term working capital requirements through various strategies and will continue to use its best efforts to meet the conditions in Note 8 to the financial statements; however, there can be no assurances that it will be successful.

     Accounts receivable increased from $3,795,301 at December 31, 2009 to $3,853,529 at September 30, 2010. The increase was primarily due to increased revenues associated with the increase in toner sales.

     Accounts payable and accrued expenses, which consist primarily of amounts due to third party service providers and toner suppliers, increased from $4,242,676 at December 31, 2009 to $4,594,563 at September 30, 2010. The increase was primarily due to the increased sales in the nine months ended September 30, 2010 resulting in an increase in the cost of toner cartridges and corresponding payables along with stretching some general and administrative payables.

     The Company entered into no derivative financial instrument arrangements for the nine months ended September 30, 2010.

     During the first nine months of 2010, the Company raised $650,000 through the issuance of convertible notes payable, $1,100,000 in notes payable to accredited investors, $280,000 through issuance of common stock from exercised warrants, a shareholder loan of $50,000, a director loan of $100,000 and $30,199 in equipment financing.

     During the nine months ended September 30, 2010, the Company used $687,552 in cash for operations. The cash flows were used primarily to cover the Company's continued losses from operations.  The Company currently is in the process of restructuring the majority of its debt and is aggressively cutting costs. The Company believes that if it is successful in its debt restructuring and cost cutting measures then it will begin to generate sufficient cash from existing operations to meet its capital requirements during the next twelve months; however, there are no assurances that the Company will be able to complete its debt restructuring and cost cutting plans.  If the debt restructuring and cost cutting measures do not generate sufficient cash to meet its capital needs, Management believes it will be successful in obtaining debt or equity financing for its operations for the next twelve months.  However, until such time as financing is obtained, there can be no assurance that sufficient funds will be available to finance its operations.

     During the nine months ended September 30, 2010, the Company received $1,771,103 in cash from financing activities. These cash flows were primarily from $1,280,000 for the issuance of notes payable, $650,000 for the issuance of convertible notes payable, net proceeds of $370,541 from the its revolving line of credit offset, $280,000 from the issuance of stock for exercised warrants, offset by $821,788 in payments relating to notes payable and $142,718 relating to repayment of shareholder advances.

     On July 8, 2010 the Berger Trust exercised the right, represented by warrants, to purchase 5,200,000 shares of the Common Stock of the Company at a temporarily reduced price of $0.05 per share for an amount of $260,000.

Two other warrant holders exercised their rights, represented by warrants, to purchase 200,000 shares each of the Common Stock of the Company at a temporarily reduced price of $0.05 per share for an amount of $10,000 each.  These proceeds are being used for operating purposes.

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

     Insufficient Working Capital

     As of September 30, 2010, the Company had a net working capital deficit of $5,216,786 which includes $4,198,541 of debt that matures in the next twelve months. This deficit was primarily related to short term note obligations which are due over the next twelve months.  The Company is seeking to renegotiate the terms of a portion of this debt or to exchange equity securities for a portion of the debt.  The Company believes that it will be successful in addressing its short term working capital requirements through various strategies. The Company has inadequate financial resources and insufficient working capital to sustain its business activities as they currently are. We believe that we can achieve profitability through an aggressive organic growth plan to increase sales, increasing operational efficiencies and by aggressively reducing overhead costs. We have already begun implementing parts of our organic growth plan and cost reductions; however, we do not know the overall impact that these efforts may have on the business. The Company is currently spending approximating $75,000 more cash per month than is being generated from operations due to debt service payments, however, the growth of its sales has helped the Company to finance operating deficits through its revolving line of credit.

     During the nine months ended September 30, 2010, the Company raised $1,930,000 from notes payable and convertible notes payable from accredited investors and $280,000 from issuance of common stock from the exercise of warrants. The Company has extended principal payments on over $1.0 million of current debt and is continuing its efforts to extend further debt. The Company estimates that it will need to raise an additional $1,000,000 of cash during the next twelve months and extend principal payments of a minimum of $3,000,000 of debt to meet its minimum capital requirements. There is substantial doubt that the Company will be able to continue as a going concern, absent raising additional financing. There can be no assurance that the Company will be successful in obtaining the required financing or renegotiating terms or converting a portion of its short term obligations into equity.

     In April 2008, the Company entered into a line of credit with a financial institution, which is secured by all of the assets of the Company.  The amount of the line of credit is $2,500,000.  The availability of the line is determined by eligible accounts receivables.  The balance due was $2,122,359 at September 30, 2010 and the approximate availability under the line was $375,000 at September 30, 2010.

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

(b)  Changes in Internal Control over Financial Reporting.

     There has been no changes in the Company's internal control over financial reporting for nine  months ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except as reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     There have been no changes to the legal proceedings information included in the Company's Form 10-K for the year ended December 31, 2009.

ITEM 1A.  RISK FACTORS

     Not required.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     Except as stated below, there were no unregistered sales of equity securities during the three months ended September 30, 2010 that have not been disclosed in reports on Form 8-K.

     During July 2010, the Company agreed to reduce the exercise price of warrants held by three accredited investors with exercise prices from $0.18 and $0.30 per share to $0.05 per share. In July 2010, the Company issued 5,600,000 shares to the accredited investors for $280,000 upon the exercise of warrants at the reduced exercise price.

     In connection with these sales, the Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 (the "Act"). The securities were sold to persons who were already shareholders of the Company. The Company reasonably believes that the investors are "Accredited Investors," as defined under the Act, who had access to complete information concerning the Company. No advertising or other general solicitation was used in connection with the offering. A restrictive legend was placed on the certificates representing the securities issued.

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

33

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                            AMERICAN TONERSERV CORP.

Date:  November 22, 2010                               By: /s/ Chuck Mache

                                                           Chuck Mache

                                                           Chief Executive Officer

                                                       By: /s/ Dan Brinker

                                                           Dan Brinker

                                                           Chief Financial Officer